Form 10-Q
period 2009-12-31
Sandalwood Ventures
filed 2010-02-22
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-162557

SANDALWOOD VENTURES, LTD.
(Name of registrant in its charter)

Nevada	1000	68-0679096
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

15 Park
Lossiemouth, Morayshire 1V30 5SE
Scotland
(Address of principal executive offices)

+01343830382
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐

At February 16, 2010, there were 42,707,850 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,464	$39,081
Prepaid expenses	402	11,206

Total current assets	9,866	50,287

Total assets	$9,866	$50,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$279	$15,052

Total current liabilities	279	15,052

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
42,707,850 shares issued and outstanding	42,708	42,708
Additional paid in capital	31,449	31,449
Deficit accumulated during the exploration stage	(64,570)	(38,922)
Total stockholders' equity	9,587	35,235

Total liabilities and stockholders' equity	$9,866	$50,287

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)
					April 10, 2007
	For the three months ended		For the six months ended		(Inception) to
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

Costs and Expenses

General and administrative expenses	$19,939	$919	$24,660	$6,627	$51,762
Exploration costs	-	-	988	-	12,808

Total costs and expenses	19,939	919	25,648	6,627	64,570

Net loss	$(19,939)	$(919)	$(25,648)	$(6,627)	$(64,570)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	42,707,850	42,364,273	42,707,850	42,057,137

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from April 10, 2007 (Inception) to December 31, 2009
(Unaudited)

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Inception	-	$-	$-	$-	$-

Stock issued for cash	40,000,000	40,000	-	-	40,000
Net loss				(7,960)	(7,960)

Balances, June 30, 2007	40,000,000	40,000	-	(7,960)	32,040

Issuance of shares for cash , net of
direct issuance costs of $20,000	1,750,000	1,750	13,250	-	15,000
Net loss	-	-		(18,782)	(18,782)

Balances, June 30, 2008	41,750,000	41,750	13,250	(26,742)	28,258

Issuance of shares for cash	957,850	958	18,199	-	19,157
Net loss	-	-	-	(12,180)	(12,180)

Balances, June 30, 2009	42,707,850	42,708	31,449	(38,922)	35,235

Net loss	-	-	-	(25,648)	(25,648)

Balances, December 31, 2009	42,707,850	$42,708	$31,449	$(64,570)	$9,587

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			April 10, 2007
	Six months ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,648)	$(6,627)	$(64,570)
Adjustments to reconcile net loss to cash used in operating activities:
Prepaid expenses	10,804	1,600	(402)
Accounts payable	(14,773)	188	279
Net cash used in operating activities	(29,617)	(4,839)	(64,693)

Cash flows from financing activities:
Issuance of stock for cash	-	19,157	74,157
Net cash provided by financing activities	-	19,157	74,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,617)	14,318	9,464

CASH AND CASH EQUIVALENTS, beginning of period	39,081	30,722	-

CASH AND CASH EQUIVALENTS, end of period	$9,464	$45,040	$9,464

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sandalwood Ventures, Ltd. (the "Company") was incorporated on April 10, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company's fiscal year end is June 30. The Company is an Exploration Stage Company.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 financial statements.   The results of operations for the periods ended December 31, 2009 and December 31, 2008 are not necessarily indicative of the operating results for the full year.

Use of Estimates.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Basic and Diluted Net Income (Loss) Per Share.

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2009 and 2008, there were 957,850 and 2,707,850, respectively, potential common shares that were anti-dilutive.

Recent Accounting Pronouncements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or ASC 105-10). SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009, and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition.  The Codification did not change GAAP; however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 (ASC 855-10) is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter period then ended. In connection with preparing the accompanying unaudited financial statements as of December 31, 2009 and for the quarterly period ended December 31, 2009, management evaluated subsequent events through the date that the financial statements were issued (filed with the SEC).

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues and has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

NOTE 3 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock.

In April 2007, the Company issued 40,000,000 shares of common stock to the president of the Company at $0.001 per share for cash proceeds of $40,000.

In September 2007, the Company issued 375,000 shares of common stock at $0.02 per share for cash proceeds of $7,500. The Company granted warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.05 per share of common stock issuable in connection with the exercise of the warrants. Warrants to purchase 375,000 shares of common stock expired in September 2009.

In November 2007, the Company issued 1,065,000 shares of common stock at $0.02 per share for cash proceeds of $21,300. The Company granted warrants to purchase 1,065,000 shares of the Company’s common stock at an exercise price of $0.05 per share of common stock issuable in connection with the exercise of the warrants. Warrants to purchase 1,065,000 shares of common stock expired in December 2009.

In December 2007, the Company issued 310,000 shares of common stock at $0.02 per share for cash proceeds of $6,200. The Company granted warrants to purchase 310,000 shares of the Company’s common stock at an exercise price of $0.05 per share of common stock issuable in connection with the exercise of the warrants. Warrants to purchase 310,000 shares of common stock expired in December 2009.

In November 2008, the Company issued 957,850 shares of common stock at $0.02 per share for cash proceeds of $19,157. The Company granted warrants to purchase 957,850 shares of the Company’s common stock at an exercise price of $0.05 per share of common stock issuable in connection with the exercise of the warrants.

The following table is an analysis of warrants for the purchase of the Company's stock as of December 31, 2009 and 2008:
		Weighted
		Average
	Warrants	Exercise Price
Outstanding, June 30, 2008	1,750,000	$0.05
Granted	957,850	$0.05
Outstanding, December 31,2008	2,707,850	$0.05

Outstanding, June 30, 2009	2,707,850	$0.05

Expired/Cancelled	(1,750,000)	$0.05
Outstanding, December 31, 2009	957,850	$0.05

NOTE 4 – SUBSEQUENT EVENT

In February 2010, the Company issued two convertible promissory notes (the “Convertible Notes”). Each of the Convertible Notes has a principal amount of $12,500. The Convertible Notes mature February 2011 and bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance of the Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would be issued 2,500,000 shares of Sandalwood common stock.

The Company evaluated the terms of the Convertible Notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes did not result in a derivative. The Company evaluated the terms of the Convertible Notes and concluded that there was a beneficial conversion feature since the Convertible Notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature was valued at $25,000 based on its intrinsic value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SANDALWOOD VENTURES, LTD. ("THE COMPANY", "SANDALWOOD", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2009.

DESCRIPTION OF BUSINESS
Overview

We were incorporated as Sandalwood Ventures, Ltd. in Nevada in April 2007. We chose to incorporate in Nevada for numerous reasons including the fact that we plan to raise capital in the future in the United States and we believe that we are more attractive to United States investors due to the fact that we are incorporated in the United States. In addition, we believe certain provisions of Nevada law provide favorable treatment for officers and Directors, including Nevada Revised Statutes ("NRS") Section 78.335. NRS Section 78.335 mandates that Directors in Nevada companies must be removed by "not less than two-thirds of the voting power of the issued and outstanding stock entitled to vote." This is in contrast to many of the more popular states where companies choose to incorporate, which require only majority vote to remove Directors, including Delaware, which pursuant to Delaware General Corporation Law, Section 141(k) only requires a vote of "a majority of the shares then entitled to vote."

We have 300,000,000 shares of stock authorized, representing 250,000,000 shares of common stock, $0.001 par value and 50,000,000 shares of preferred stock, $0.001 par value.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in one mineral claim known as the "Sandalwood 1 Lode Claim,” totaling 20 acres located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern corner of the State of Nevada, U.S.A. Our plan of operation is to conduct mineral exploration activities on the Sandalwood 1 Lode Claim in order to assess whether it possesses mineral deposits of lead, zinc, copper or silver in commercial quantities, capable of commercial extraction.

In April 2009, we engaged Laurence Sookochoff, Professional Geoscientist, who is familiar with the Goodsprings (Yellow Pine) Mining District in Nevada, to develop a report about our Sandalwood 1 Lode Claim.  The report entitled “Geological Evaluation Report on the Sandalwood 1 Lode Claim” dated June 30, 2007 (the “Report”) describes the mineral claim, the regional geology, the mineral potential of the claim and recommendations on how we should explore the claim.  We paid $3,000 for the Report.

The Sandalwood 1 Lode Claim was acquired by us in April 2007, for a total of $6,000 US from Mr. Larry Sostad. Subsequent to the purchase of the claim from Mr. Sostad, we contracted with Mr. Sostad's company, Diamond S. Holdings, Ltd. ("Diamond") to perform any necessary exploration work on the Sandalwood 1 Lode Claim. Diamond subsequently contracted with Laurence Sookochoff, who along with Diamond, has conducted all exploration activities on our property to date, and who will conduct the following planned activities described below, subsequent to the date of this report, funding permitting.

The Sandalwood 1 Lode Claim currently has an expiration date of September 1, 2010 and in order to maintain the claim in good standing it will be necessary for us to coordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claim with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claim.

In the Report, Mr. Sookochoff recommended the following exploration program on the Sandalwood 1 Lode Claim, which we have not begun to date and which will require us to raise additional funding to complete:

Phase I

Trenching and sampling over known mineralized zones (estimated to take three weeks to complete).
Total estimated cost: $ 5,500

Phase II

a) VLF-EM (as defined below) and soil geochemical surveys; and	Estimated cost: $ 9,500

b) After the VLF-EM surveying is completed, we will perform sampling and geological mapping of the veins within anomalous zones.	Estimated cost: $ 14,000

Total estimated cost $23,500

Phase III

Test diamond drilling of the prime targets.  Diamond drilling is required to test the extent of mineralization to depth. We anticipate the drill hole locations being determined based on the results of, and the interpretation of, the previous exploration we plan to conduct in Phases I through III.

Total estimated cost: $ 40,000

Total estimated costs of Phases I through III: $ 69,000.

A Vertical Loop Electro Magnetic Survey ("VLF-EM") is completed by walking over the property or flying over the property in an airplane using a specially equipped receiver to pick up the possible location of precious minerals.

The VLF-EM survey of our claim will be used to prepare a map of abnormal magnetic fields from the claim, which abnormalities may be associated with mineral deposits. These abnormal readings are then compared, with the results correlated to determine the structural significance of the VLF-EM anomalies.

While we currently plan to conduct the exploration activities listed above, beginning with Phase I and continuing through Phase III as soon as we have sufficient funds to begin Phase I, our management will make a decision whether to proceed with each successive phase of the exploration program upon completion of the previous phase and upon analysis of the results of that program. Additionally, we are waiting for the results from Phases I-III before deciding whether any additional exploration activities would be appropriate on the claim, as we believe that we will know whether or not our claim has any commercially viable mineral deposits upon the completion of our Phase III exploration activities.

Employees

We currently have no employees other than our sole officer and Director, Edwin Slater. We plan to use contractors in the future if the need arises during the course of our exploration and/or development activities, in the future.

Exploration Work

All exploration work to be completed by us on our claim will be conducted by or under the supervision of Laurence Sookochoof.

Competition

Mines have limited lives and as a result, we may seek to expand our reserves, if any, through the acquisition of new properties in the future. There is a limited supply of desirable mineral lands available in the United States, Canada and other areas where we may consider conducting exploration and/or production activities. We will face strong competition for new properties from other mining companies, most of which have greater financial resources than we do and as a result, we may be unable to acquire new mining properties on terms that we consider acceptable.

There is a global market for lead, zinc, copper and silver, which we plan to sell, if we are successful in our exploration and mining activities, at prevailing market prices. We do not believe that any single company or other institution has sufficient market power to significantly affect the price or supply of these metals.

Dependence On One Or A Few Major Customers

We do not depend on one or a small number of customers, as we have not successfully discovered or extracted any commercial quantities of minerals. We have no customers and have not generated any revenues to date.

Patents, Trademarks And Licenses

We have no patents, trademarks or licenses. We do own the mineral rights to Sandalwood 1 Lode Claim, described above.

Need For Government Approval

In connection with our planned exploration activities, we may be required to comply with certain environmental laws and regulations which may require us to obtain permits issued by regulatory agencies and to file various reports and keep records of our operations affecting the environment. While we will not need any permits for Phases I through II (described above), we may require a permit to conduct diamond drilling pursuant to Phase III above. We plan to conduct our Phase III exploration activities only if the results from Phases I and II are encouraging.

Costs And Effects Of Compliance With Environmental Laws

All of our exploration, development and production activities which we may undertake in the future on our property in Nevada will be subject to regulation by governmental agencies under various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, antiquities and endangered species, and reclamation of lands disturbed by mining operations.

Additionally, depending on the results of our exploration activities, if completed, and what mining activities we may undertake, certain regulations may also require us to obtain permits for our activities. These permits normally may be subject to public review processes resulting in public approval of the activity. While these laws and regulations may govern how we conduct many aspects of our business, we do not believe that they will have a material adverse effect on our results of operations or financial condition. We plan to evaluate our operations in light of the cost and impact of environmental regulations on those operations. We also plan to evaluate new laws and regulations as they develop to determine the impact on, and changes necessary to, our planned operations. Additionally, it is possible that future changes in these laws or regulations could have a significant impact on some portion of our business, causing us to reevaluate those activities at that time.

Recent Events:

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with the Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 8% per annum, are due and payable on February 10, 2011, and the principal and accrued interest due under the Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the Convertible Notes.

BLANK CHECK COMPANY ISSUES

Rule 419 of the Securities Act of 1933, as amended (the “Act”) governs offerings by “blank check companies.”  Rule 419 defines a “blank check company” as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and issuing “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.

Our management believes that the Company does not meet the definition of a “blank check company,” because, while we are in the development stage, we do have a specific business plan and purpose as described above, and our current purpose is not to engage in a merger or acquisition, and as such, we should not therefore be characterized as a “blank check company.”

Critical Accounting Policies:

Mineral Property Acquisition, Exploration and Development Costs

Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property may commercially be mined. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities are capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. All such capitalized costs, and estimated future development costs, are then amortized using the units-of-production method over the estimated life of the ore body. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value.  The Company currently does not have any capitalized mining costs and therefore no adjustments are needed.

COMPARISON OF OPERATING RESULTS

COMPARISON OF EXPENSES FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

We generated no revenues for the three months ended December 31, 2009 or the three months ended December 31, 2008, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total expenses, consisting solely of general and administrative expenses, of $19,939 for the three months ended December 31, 2009, compared to total expenses of $919 for the three months ended December 31, 2008, an increase in total expenses of $19,020 from the prior period.  Total expenses increased mainly as a result of legal, accounting and filing fees associated with the preparation, revision, review and amendment of our Registration Statement on Form S-1, and audited and unaudited financial statements included therein, which we filed with the Securities and Exchange Commission which were present during the three months ended December 31, 2009, but not during the three months ended December 31, 2008.

We had a net loss of $19,939 for the three months ended December 31, 2009, compared to a net loss of $919 for the three months ended December 31, 2008.

COMPARISON OF EXPENSES FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2008

We generated no revenues for the six months ended December 31, 2009 or the six months ended December 31, 2008, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total expenses of $25,648 for the six months ended December 31, 2009, compared to total expenses of $6,627 for the six months ended December 31, 2008, an increase of $19,021 from the prior period.   Total expenses for the six months ended December 31, 2009 included $24,660 of general and administrative expenses, compared to $6,627 of general and administrative expenses for the six months ended December 31, 2008, an increase of $18,033 from the prior period, and exploration costs of $988, which were not represented during the six months ended December 31, 2008.  Total expenses increased mainly as a result of increased general and administrative expenses in connection with legal, accounting and filing fees associated with the preparation, revision, review and amendment of our Registration Statement on Form S-1, and audited and unaudited financial statements included therein, which we filed with the Securities and Exchange Commission which were present during the three months ended December 31, 2009, but not during the three months ended December 31, 2008.

We had a net loss of $25,648 for the six months ended December 31, 2009, compared to a net loss of $6,627 for the six months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $9,866, which included $402 of prepaid expenses and cash and cash equivalents of $9,464 as of December 31, 2009.

We had total liabilities consisting solely of accounts payable of $279 as of December 31, 2009.

We had working capital of $9,587 and a deficit accumulated during the exploration stage of $64,570 as of December 31, 2009.

We had net cash used in operating activities of $29,617 for the six months ended December 31, 2009, which consisted of net loss of $25,648 and decrease in accounts payable of $14,773 partially offset by $10,804 of decrease in prepaid expenses.

From September 2007 to November 2008, we sold an aggregate of 2,707,850 units, each consisting of one (1) share of common stock, and one (1) two year Class A Warrant with an exercise price of $0.05 per share (each a “Warrant,” and collectively with the shares, referred to hereinafter as the "Units"), for aggregate consideration of approximately $54,157 or $0.02 per Unit in offshore transactions pursuant to Regulation S of the Securities Act of 1933, as amended, to an aggregate of 32 shareholders.   An aggregate of Warrants to purchase 375,000 shares expired unexercised in September 2009, additional Warrants to purchase 1,065,000 shares expired unexercised in November 2009 and Warrants to purchase an additional 310,000 shares expired unexercised in December 2009.

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with the Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 8% per annum, are due and payable on February 10, 2011, and the principal and accrued interest due under the Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the Convertible Notes.

We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital for the remainder of fiscal 2010 and throughout 2011, we will be restricted in the implementation of our exploration plan.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues and has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Moving forward, we plan to seek out additional debt and/or equity financing (similar to the Convertible Notes) to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities (as described herein); however, we do not currently have any specific plans to raise such additional financing at this time.  We believe that by becoming a reporting company and becoming subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, as well as by engaging a market maker to quote our common stock on the OTCBB we will be able to make an investment in the Company more attractive to potential investors, which will help facilitate our ability to raise capital. The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified and continue to have the following material weakness in our internal controls over financial reporting:

We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we only have one officer and Director, who has no experience as an officer or Director of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this quarterly report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, the limited capital we have raised, and the capital we hope will be available to us from our principals, if any, may not be adequate for our long-term growth.   If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock.  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations.  If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

WE HAVE NOT GENERATED ANY REVENUES SINCE OUR INCEPTION IN APRIL 2007.

Since our inception in April 2007, we have yet to generate any revenues, and currently have only limited operations, as we are presently in the planning stage of our business development as an exploration stage company.   We may not be able to generate any revenues in the future and as a result the value of our common stock may become worthless.

SHAREHOLDERS WHO HOLD UNREGISTERED SHARES OF OUR COMMON STOCK ARE SUBJECT TO RESALE RESTRICTIONS PURSUANT TO RULE 144, DUE TO OUR STATUS AS A “SHELL COMPANY.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing wit the SEC) has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated no revenues since our inception in April 2007, had working capital of $9,587 as of December 31, 2009, had a net loss of $12,180 for the year ended June 30, 2009, a net loss of $19,939 for the three months ended December 31, 2009, a net loss of $25,648 for the six months ended December 31, 2009, and a net loss of $64,570 for the period from inception until December 31, 2009.  We had a deficit accumulated during the exploration stage of $64,570 as of December 31, 2009.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

THE SUCCESS OF THE COMPANY DEPENDS HEAVILY ON EDWIN SLATER, OUR SOLE OFFICER AND DIRECTOR.

The success of the Company will depend on the ability of Edwin Slater, the Chief Executive Officer and sole Director of the Company.  The loss of Mr. Slater will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Mr. Slater may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.   Further, we may not be able to find a suitable replacement for Mr. Slater, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.   The Company does not have an employment agreement with Mr. Slater.

MR. SLATER, OUR SOLE OFFICER AND DIRECTOR EXERCISES MAJORITY VOTING CONTROL OVER THE COMPANY AND THEREFORE WILL EXERCISE CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.

Edwin Slater, our sole officer and Director, can vote an aggregate of 40,000,000 shares of common stock, currently equal to 93.7% of our outstanding common stock.  Mr. Slater therefore exercises control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Slater as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

OUR SOLE OFFICER AND DIRECTOR HAS OTHER EMPLOYMENT OUTSIDE OF THE COMPANY, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

Edwin Slater, our President, Chief Executive Officer and sole Director is currently our only employee. Further, Mr. Slater currently has employment outside of the Company.  As such, Mr. Slater only spends approximately 15 hours per week on Company matters; and as such, he may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that Mr. Slater is currently our only officer.  If Mr. Slater is not able to spend a sufficient amount of his available time on our operations, we may not ever generate any revenue and/or any investment in the Company could become worthless.

WE LACK AN OPERATING HISTORY WHICH YOU CAN USE TO EVALUATE US, MAKING ANY INVESTMENT IN OUR COMPANY RISKY.

We lack an operating history which investors can use to evaluate our previous earnings, as we were only incorporated in April 2007. Therefore, an investment in us is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

OUR GROWTH WILL PLACE SIGNIFICANT STRAINS ON OUR RESOURCES.

The Company is currently in the exploration stage, with only limited operations, and has not generated any revenues since inception in April 2007. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as Edwin Slater is our only officer or Director; and the Company will likely continue to have limited employees in the future. Moving forward, the Company's systems, procedures or controls may not be adequate to support the Company's operations and/or the Company may be unable to achieve the rapid execution necessary to successfully implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its operations, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

OUR ARTICLES OF INCORPORATION, AND BYLAWS, AS AMENDED, LIMIT THE LIABILITY OF, AND PROVIDE INDEMNIFICATION FOR, OUR OFFICERS AND DIRECTORS.

Our Articles of Incorporation, generally limit our officer’s and Director’s personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or Director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, as amended, and Bylaws, as amended, provide indemnification for our officers and Directors to the fullest extent authorized by the Nevada General Corporation Law against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or Director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or Director is made a party or is threatened to be made a party, or in which the officer or Director is involved by reason of the fact that he is or was an officer or Director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is an alleged action in an official capacity as an officer or Director, or in any other capacity while serving as an officer or Director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company's assets. Stockholders who have questions regarding the fiduciary obligations of the officers and Directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended, and the rules and regulations thereunder is against public policy and therefore unenforceable.

AS WE ARE A PUBLIC REPORTING COMPANY, WE WILL INCUR SIGNIFICANT COSTS IN CONNECTION WITH COMPLIANCE WITH SECTION 404 OF THE SARBANES OXLEY ACT, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

As our Registration Statement has become effective, we are subject to among other things, the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, and will incur significant legal, accounting and other expenses in connection with such requirements.  The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we only have one officer and Director, who has no experience as an officer or Director of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.   Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Relating To the Company’s Operations

WE MAY NOT FIND ANY COMMERCIAL QUANTITIES OF MINERALS IN THE FUTURE, AND MAY NOT GENERATE ANY PROFITS, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

As an exploration stage company, we have no revenues or profits to date. We have generated no revenues since our inception in April 2007; had a net loss of $12,180 for the year ended June 30, 2009, and a net loss of $19,939 for the three months ended December 31, 2009, a net loss of $25,648 for the six months ended December 31, 2009 and a net loss of $64,570 for the period from inception until December 31, 2009.  We had a deficit accumulated during the exploration stage of $64,570 as of December 31, 2009.  We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned, and such required funding may not be able to be raised on favorable terms, if at all.  However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

OUR SOLE OFFICER AND DIRECTOR LACKS TECHNICAL AND/OR EXPLORATION EXPERIENCE IN AND WITH COMPANIES WITH MINING ACTIVITIES AND WITH THE REPORTING AND DISCLOSURE OBLIGATIONS OF PUBLICLY-TRADED COMPANIES.

While we rely heavily on Mr. Slater, our Chief Executive Officer and Director, he lacks technical training and experience exploring for, starting and/or operating a mine. As a result of Mr. Slater's lack of experience in exploration and/or development of mines, he may not be fully aware of many of the specific requirements related to working within our industry.  As a result of Mr. Slater's lack of experience, his decisions may not take into account standard engineering or managerial approaches mineral companies commonly use.  Additionally, due to Mr. Slater currently being located in Scotland; only being able to devote 15 hours per week to the Company’s activities; having employment outside of the Company; and lacking experience with mining operations in general, we may be unable to successfully implement our business plan, and/or manage our future growth if any.  The Company also currently relies on its geologist and plans to rely on outside consultants (as funding permits) in the United States on an as needed basis for advice and guidance regarding the Company’s planned exploration activities, in addition to Mr. Slater.  Mr. Slater does not currently believe that his outside employment affects the day to day operations of the Company; however, Mr. Slater is prepared to relinquish his outside employment in the event the Company’s operations grow and he is required to spend additional time on Company matters, and the Company may also employ more accomplished officers and Directors in the future, funding permitting.  While the Company believes that the time and resources that Mr. Slater is able to provide to the Company, and/or may be willing to provide to us in the future, as well as our outside consultants and geologist are adequate to support the Company’s business plan and exploration activities, our operations and growth (if any) may be adversely affected by Mr. Slater being located on another continent than our mining claims, only being able to provide a limited number of hours of service to the Company per week and/or his outside employment.  Consequently, we may never complete our planned mining activities and any investment in the Company may become devalued or worthless.

Furthermore, Mr. Slater has no experience serving as an officer or Director of a publicly-traded company, or experience with the reporting or financial disclosure requirements which public companies are subject to. Such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to his ultimate lack of experience in our industry and with publicly-traded companies and their reporting requirements in general.

THERE IS UNCERTAINTY AS TO OUR ABILITY TO ENFORCE CIVIL LIABILITIES BOTH IN AND OUTSIDE OF THE UNITED STATES DUE TO THE FACT THAT OUR OFFICER, DIRECTOR AND CERTAIN OF OUR ASSETS ARE NOT LOCATED IN THE UNITED STATES.

Our office is not located in the United States. Our sole officer and Director is located in the United Kingdom. As a result, it may be difficult for shareholders to effect service of process within the United States on our sole officer and Director. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

OUR PLANNED EXPLORATION AND DEVELOPMENT ACTIVITIES MAY BE ADVERSELY EFFECTED BY INCLEMENT WEATHER IN AND AROUND OUR CLAIM.

The temperatures on our claim are typical of a desert climate, with relative high temperatures and low participation. Inclement weather at out claim or the airports in and around our claim may make it more difficult for us to obtain the materials we will require for any of our planned exploration activities, and/or for our personnel to visit our claim. As a result, if there is an abnormal amount of rain, a lack of rain, and/or inclement weather on our claim or particularly bad winter weather at the airports surrounding our claim, we could be forced to expend additional finances dealing with such rainfall or drought on our claim and with the delays such abnormal rainfall could have on our then operations, if any. The expense of additional monies could cause our revenues, if any to decline and/or cause us to curtail or abandon our business operations.

OUR PLANNED MINERAL EXPLORATION EFFORTS ARE HIGHLY SPECULATIVE.

Mineral exploration is highly speculative. It involves many risks and is often nonproductive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities. As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.

OUR FAILURE TO MAKE REQUIRED WORK EXPENDITURES OR PAY THE ANNUAL FEES IN LIEU THEREOF COULD CAUSE US TO LOSE TITLE TO OUR MINERAL CLAIM, WHICH COULD PREVENT US FROM CARRYING OUT OUR BUSINESS PLAN.

Our mineral claim currently has an expiration date of September 1, 2010 and in order to maintain the claim in good standing it will be necessary for us to coordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claim with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claim, which could prevent us from carrying out our business plan and would likely cause any investment in us to become worthless.

OUR PROPERTY HAS NOT PRODUCED ANY COMMERCIAL RESERVES OR ORE BODY, AND THE PROBABILITY OF SUCH PROPERTY PRODUCING ANY COMMERCIALLY VIABLE RESERVES IN THE FUTURE IS REMOTE.

Our mineral project is in the exploration stage as opposed to the development stage and we have no known body of economic mineralization. The known mineralization at these projects has not been determined to be economic ore. Until further exploration activities can be conducted, we will be unable to determine whether a commercially mineable ore body exists on any of our properties. In order to carry out exploration and development programs of any economic ore body and place it into commercial production, we will be required to raise substantial additional funding, and even if we are successful in completing our exploration activities on our property, we may not be successful in finding commercial quantities of minerals. Furthermore, the probability of an individual prospect ever having reserves or being commercially viable is extremely remote. As a result, there is only a small probability that any of our properties contain any reserves and that any funds spent on exploration activities will ever be recovered.

MINING OPERATIONS IN GENERAL INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO INSURE AGAINST, MAKING EXPLORATION AND/OR DEVELOPMENT ACTIVITIES WE MAY PURSUE SUBJECT TO POTENTIAL LEGAL LIABILITY FOR CERTAIN CLAIMS.

Our operations will be subject to all of the hazards and risks normally encountered in the exploration, development and production of minerals. These include unusual and unexpected geological formations, rock falls, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although we plan to take adequate precautions to minimize these risks, and risks associated with equipment failure or failure of retaining dams which may result in environmental pollution, even with our precautions, damage or loss may occur and we may be subject to liability which will have a material adverse effect on our business, results of operation and/or financial condition. If this were to happen, we could be forced to curtail or abandon our business activities.

WE WILL BE SUBJECT TO NUMEROUS RISKS IF WE COMMENCE MINING OPERATIONS.

The mineral exploration and mining business is competitive in all of its phases. We currently have no mining operations of any kind; however, if we do commence mining activities in the future, we will be subject to numerous risks, including:

o	competitors with greater financial, technical and other resources, in the search for and the acquisition of attractive mineral properties;

o	our ability to select and acquire suitable producing properties or prospects for mineral exploration;

o	the accuracy of our reserve estimates, if any, which may be affected by the following factors beyond our control:

-	declines in the market price of the various metals we mine;

-	increased production or capital costs;

-	reduction in the grade or tonnage of the deposit;

-	increase in the dilution of the ore; or

-	reduced recovery rates;

o
risks and hazards associated with environmental hazards, political and country risks, civil unrest or terrorism, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, explosive rock failures; and flooding and periodic interruptions due to inclement or hazardous weather conditions; and

o	our failure to maintain insurance on certain risks associated with any exploration activities we may undertake in the future.

If we do begin exploration activities in the future, we will be subject to the above risks. If any of the above risks occur, we may be forced to curtail or abandon our operations and/or exploration and development activities, if any. As a result, any investment in us could decrease in value and/or become worthless.

OUR DETERMINATIONS OF PLANNED ACTIVITIES AND ESTIMATES OF POTENTIAL RESERVES, IF ANY, MAY BE INACCURATE.

We are currently in the exploration stage. Before we can begin a development project, if ever, we must first determine whether it is economically feasible to do so. This determination is based on estimates of several factors, including:

o	expected recovery rates of metals from the ore;
o	facility and equipment costs;
o	capital and operating costs of a development project;
o	future metals prices;
o	tax rates;
o	inflation rates;
o	political risks and regulatory climate in Canada; and
o	availability of credit.

Any development projects we may undertake in the future will likely not have an operating history upon which to base these estimates and as a result, actual cash operating costs and returns from a development project, if any, may differ substantially from our estimates. Consequently, it may not be economically feasible to continue with a development project, if one is started.

AS WE UNDERTAKE EXPLORATION OF OUR MINING CLAIM, WE WILL BE SUBJECT TO COMPLIANCE OF GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED TIME AND COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations as contained in the Chapter 519A of the Nevada Revised Statutes as we carry out our exploration program. We may be required to obtain work permits and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance in connection with such exploration activities, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

Risks Relating To the Company’s Securities

WE HAVE NEVER PAID CASH DIVIDENDS IN CONNECTION WITH OUR COMMON STOCK AND HAVE NO PLANS TO PAY DIVIDENDS IN THE FUTURE.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any earnings will be retained to finance our future expansion.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

SHAREHOLDERS MAY BE DILUTED SIGNIFICANTLY THROUGH OUR EFFORTS TO OBTAIN FINANCING AND SATISFY OBLIGATIONS THROUGH THE ISSUANCE OF ADDITIONAL SHARES OF OUR COMMON STOCK.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

STATE SECURITIES LAWS MAY LIMIT SECONDARY TRADING, WHICH MAY RESTRICT THE STATES IN WHICH AND CONDITIONS UNDER WHICH YOU CAN SELL SHARES.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

BECAUSE WE ARE NOT SUBJECT TO COMPLIANCE WITH RULES REQUIRING THE ADOPTION OF CERTAIN CORPORATE GOVERNANCE MEASURES, OUR STOCKHOLDERS HAVE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST AND SIMILAR MATTERS.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

WE DO NOT CURRENTLY HAVE A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, SUCH MARKET MAY BE VOLATILE AND ILLIQUID.

There is currently no public market for our common stock. In the future, we hope to quote our securities on the Over-The-Counter Bulletin Board (“OTCBB”). There may not be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for precious metals.

Furthermore, if our common stock becomes quoted on the OTCBB in the future, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) will be entirely arbitrary, will not relate to the actual value of the Company, and will not reflect the actual value of our common stock.  Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

NEVADA LAW AND OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS.

We have authorized capital stock consisting of 250,000,000 shares of common stock, $0.001 par value per share and 50,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this filing, we have 42,707,850 shares of common stock issued and outstanding and – 0 – shares of Preferred Stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to this Offering and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with the Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 8% per annum, are due and payable on February 10, 2011, and the principal and accrued interest due under the Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the Convertible Notes.  If fully converted, each Convertible Note would convert into 1,250,000 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest on such Convertible Note.  We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above sales since the sales of the Convertible Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Mineral Property Acquisition Agreement

Exhibit 10.2*	Convertible Promissory Note with Morgarlan Limited

Exhibit 10.3*	Convertible Promissory Note with Little Bay Consulting SA

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Attached hereto.

(1) Filed as an exhibit to the Company’s Form S-1 Registration Statement, filed with the Commission on October 19, 2009, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDALWOOD VENTURES, LTD.

DATED: February 22, 2010	By: /s/ Edwin Slater
Edwin Slater
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer/Principal Accounting Officer, Treasurer, Secretary and Director