Form 10-Q
period 2010-03-31
Sandalwood Ventures
filed 2010-05-18
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At May 14, 2010, there were 42,707,850 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,761	$39,081
Prepaid expenses	-	11,206

Total current assets	21,761	50,287

Total assets	$21,761	$50,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,926	$15,052
Convertible notes payable, net of discount of $24,828	172	-

Total current liabilities	4,098	15,052

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
42,707,850 shares issued and outstanding	42,708	42,708
Additional paid-in capital	56,449	31,449
Deficit accumulated during the exploration stage	(81,494)	(38,922)
Total stockholders' equity	17,663	35,235

Total liabilities and stockholders' equity	$21,761	$50,287

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					April 10, 2007
	For the three months ended		For the nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

Costs and Expenses

General and administrative expenses	$16,580	$13	$41,240	$6,640	$68,342
Exploration costs	-	-	988	-	12,808

Total costs and expenses	16,580	13	42,228	6,640	81,150

Other Income (Expense)
Interest expense	344	-	344	-	344

Total other income (expense)	344	-	344	-	344

Net loss	$(16,924)	$(13)	$(42,572)	$(6,640)	$(81,494)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	42,707,850	42,707,850	42,707,850	42,141,013

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 10, 2007 (Inception) to March 31, 2010
(Unaudited)

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Inception	-	$-	$-	$-	$-

Stock issued for cash	40,000,000	40,000			40,000
Net loss	-	-		(7,960)	(7,960)

Balances, June 30, 2007	40,000,000	40,000	-	(7,960)	32,040

Issuance of shares for cash, net of
direct issuance costs of $20,000	1,750,000	1,750	13,250	-	15,000
Net loss	-	-	-	(18,782)	(18,782)

Balances, June 30, 2008	41,750,000	41,750	13,250	(26,742)	28,258

Issuance of shares for cash	957,850	958	18,199	-	19,157
Net loss	-	-	-	(12,180)	(12,180)

Balances, June 30, 2009	42,707,850	42,708	31,449	(38,922)	35,235

Beneficial conversion feature of debt			25,000		25,000

Net loss	-	-	-	(42,572)	(42,572)

Balances, March 31, 2010	42,707,850	$42,708	$56,449	$(81,494)	$17,663

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			April 10, 2007
	Nine months ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,572)	$(6,640)	$(81,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	172	-	172
Changes in operating assets and liabilities:
Prepaid expenses	11,206	1,600	-
Accounts payable and accrued expenses	(11,126)	188	3,926
Net cash used in operating activities	(42,320)	(4,852)	(77,396)

Cash flows from financing activities:
Issuance of stock for cash	-	19,157	74,157
Proceeds from convertible notes payable	25,000	-	25,000
Net cash provided by financing activities	25,000	19,157	99,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	(17,320)	14,305	21,761

CASH AND CASH EQUIVALENTS, beginning of period	39,081	30,722	-

CASH AND CASH EQUIVALENTS, end of period	$21,761	$45,027	$21,761

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sandalwood Ventures, Ltd. (the "Company") was incorporated on April 10, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company's fiscal year end is June 30. The Company is an Exploration Stage Company.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 financial statements.   The results of operations for the periods ended March 31, 2010 and March 31, 2009 are not necessarily indicative of the operating results for the full year.

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

Basic and Diluted Net Income (Loss) Per Share.

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2010 and 2009, there were 3,457,850 and 2,707,850, respectively, potential common shares that were anti-dilutive.

Recent Accounting Pronouncements.

The Company does not expect accounting standards or interpretations issued or recently adopted to have a material impact on the Company’s financial position, operations or cash flows.

Financial Instruments

Our financial instruments consist principally of cash, cash equivalents, accounts payable, and convertible notes. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments establish a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The recorded values of the Company’s financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair Value Hierarchy

The Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2   Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3   Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company conducts a review of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

In February 2010, the Company issued two convertible promissory notes (the “Convertible Notes”). Each of the Convertible Notes has a principal amount of $12,500. The Convertible Notes mature in February 2011 and bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance of the Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would be issued 2,500,000 shares of Sandalwood common stock.

The Company evaluated the terms of the Convertible Notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes did not result in a derivative. The Company evaluated the terms of the Convertible Notes and concluded that there was a beneficial conversion feature since the Convertible Notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature was valued at $25,000 based on its intrinsic value. The discount related to the beneficial conversion feature is being amortized over the term of the debt (one year). For the three month period ended March 31, 2010, the Company recognized $172 of interest expense related to the amortization of the discount.

NOTE 4 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock.

In April 2007, the Company issued 40,000,000 shares of common stock to the president of the Company at $0.001 per share for cash proceeds of $40,000.

In September 2007, the Company issued 375,000 shares of common stock at $0.02 per share for cash proceeds of $7,500. The Company granted warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 375,000 shares of common stock expired in September 2009.

In November 2007, the Company issued 1,065,000 shares of common stock at $0.02 per share for cash proceeds of $21,300. The Company granted warrants to purchase 1,065,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 1,065,000 shares of common stock expired in December 2009.

In December 2007, the Company issued 310,000 shares of common stock at $0.02 per share for cash proceeds of $6,200. The Company granted warrants to purchase 310,000 shares of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 310,000 shares of common stock expired in December 2009.

In November 2008, the Company issued 957,850 shares of common stock at $0.02 per share for cash proceeds of $19,157. The Company granted warrants to purchase 957,850 shares of the Company’s common stock at an exercise price of $0.05 per share.

The following table is an analysis of warrants for the purchase of the Company's common stock as of March 31, 2010 and 2009:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding, June 30, 2008	1,750,000	$0.05
Granted	957,850	$0.05
Outstanding, December 31,2008	2,707,850	$0.05

Outstanding, June 30, 2009	2,707,850	$0.05

Expired/Cancelled	(1,750,000)	$0.05
Outstanding, March 31, 2010	957,850	$0.05

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SANDALWOOD VENTURES, LTD. ("THE COMPANY", "SANDALWOOD", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2010.

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

In the Report, Mr. Sookochoff recommended the following exploration program on the Sandalwood 1 Lode Claim, which we have not begun to date and which will require us to raise additional funding to begin and complete:

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

Recent Events:

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 8% per annum, are due and payable on February 10, 2011, and the principal and accrued interest due under the Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the Convertible Notes.

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

COMPARISON OF OPERATING RESULTS

COMPARISON OF EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

We generated no revenues for the three months ended March 31, 2010 or the three months ended March 31, 2009, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total expenses, consisting solely of general and administrative expenses, of $16,580 for the three months ended March 31, 2010, compared to total expenses of $13 for the three months ended March 31, 2009, an increase in total expenses of $16,567 from the prior period.  Total expenses increased mainly as a result of legal, accounting and filing fees associated with the preparation, revision, review and amendment of our Registration Statement on Form S-1, and audited and unaudited financial statements included therein, which we filed with the Securities and Exchange Commission which were present during the three months ended March 31, 2010, but not during the three months ended March 31, 2009.

We had total interest expense of $344 for the three months ended March 31, 2010, compared to no interest expense for the three months ended March 31, 2009, which increase in interest expense was due to the sale of the Convertible Notes during the three months ended March 31, 2010, as described below.

We had a net loss of $16,924 for the three months ended March 31, 2010, compared to a net loss of $13 for the three months ended March 31, 2009.

COMPARISON OF EXPENSES FOR THE NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2009

We generated no revenues for the nine months ended March 31, 2010 or the nine months ended March 31, 2009, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total expenses of $42,228 for the nine months ended March 31, 2010, compared to total expenses of $6,640 for the nine months ended March 31, 2009, an increase of $35,588, from the prior period.   Total expenses for the nine months ended March 31, 2010, included $41,240 of general and administrative expenses, compared to $6,640 of general and administrative expenses for the nine months ended March 31, 2009, an increase of $34,600 from the prior period, and exploration costs of $988, which were not represented during the nine months ended March 31, 2009.  Total expenses increased mainly as a result of increased general and administrative expenses in connection with legal, accounting and filing fees associated with the preparation, revision, review and amendment of our Registration Statement on Form S-1, and audited and unaudited financial statements included therein, which we filed with the Securities and Exchange Commission which were present during the nine months ended March 31, 2010, but not during the nine months ended March 31, 2009.

We had total interest expense of $344 for the nine months ended March 31, 2010, compared to no interest expense for the nine months ended March 31, 2009, which increase in interest expense was due to the sale of the Convertible Notes during the nine months ended March 31, 2010, as described below.

We had a net loss of $42,572 for the nine months ended March 31, 2010, compared to a net loss of $6,640 for the nine months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $21,761, which solely included $21,761 of cash and cash equivalents as of March 31, 2010.

We had total liabilities of $4,098, which were solely current liabilities, and which consisted of accounts payable and accrued expenses of $3,926 and $172 of convertible notes payable, net of discount of $24,828 of $172, as of March 31, 2010.

We had working capital of $17,663 and a deficit accumulated during the exploration stage of $81,494 as of March 31, 2010.

We had net cash used in operating activities of $42,320 for the nine months ended March 31, 2010, which consisted of net loss of $42,572 and decrease in accounts payable of $11,126 partially offset by $11,206 of decrease in prepaid expenses.

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

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, the limited capital we have raised, and the capital we hope will be available to us from our principals, if any, may not be adequate for our long-term growth.   If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock, similar to the Convertible Notes (described above).  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations and to repay the Convertible Notes.  If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated no revenues since our inception in April 2007, had working capital of $17,663 as of March 31, 2010, had a net loss of $12,180 for the year ended June 30, 2009, a net loss of $42,572 for the nine months ended March 31, 2010, and a net loss of $81,494 for the period from inception to March 31, 2010.  We also had a deficit accumulated during the exploration stage of $81,494 as of March 31, 2010.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

OUR SOLE OFFICER AND DIRECTOR HAS OTHER EMPLOYMENT OUTSIDE OF THE COMPANY, AND AS SUCH, MAY NOT BE ABLE TO DEVOTE SUFFICIENT TIME TO OUR OPERATIONS.

Edwin Slater, our President, Chief Executive Officer and sole Director is currently our only employee. Further, Mr. Slater currently has employment outside of the Company.  As such, Mr. Slater only spends approximately 10 to 15 hours per week on Company matters; and as such, he may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that Mr. Slater is currently our only officer.  If Mr. Slater is not able to spend a sufficient amount of his available time on our operations, we may not ever generate any revenue and/or any investment in the Company could become worthless.

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

As an exploration stage company, we have no revenues or profits to date. We have generated no revenues since our inception in April 2007; had a net loss of $12,180 for the year ended June 30, 2009, a net loss of $42,572 for the nine months ended March 31, 2010, and a net loss of $81,494 for the period from inception to March 31, 2010.  We also had a deficit accumulated during the exploration stage of $81,494 as of March 31, 2010.  We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned, which does not include the funds we will require to repay the Convertible Notes (described above) and such required funding may not be able to be raised on favorable terms, if at all.  However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

OUR SOLE OFFICER AND DIRECTOR LACKS TECHNICAL AND/OR EXPLORATION EXPERIENCE IN AND WITH COMPANIES WITH MINING ACTIVITIES AND WITH THE REPORTING AND DISCLOSURE OBLIGATIONS OF PUBLICLY-TRADED COMPANIES.

While we rely heavily on Mr. Slater, our Chief Executive Officer and Director, he lacks technical training and experience exploring for, starting and/or operating a mine. As a result of Mr. Slater's lack of experience in exploration and/or development of mines, he may not be fully aware of many of the specific requirements related to working within our industry.  As a result of Mr. Slater's lack of experience, his decisions may not take into account standard engineering or managerial approaches mineral companies commonly use.  Additionally, due to Mr. Slater currently being located in Scotland; only being able to devote 10 to 15 hours per week to the Company’s activities; having employment outside of the Company; and lacking experience with mining operations in general, we may be unable to successfully implement our business plan, and/or manage our future growth if any.  The Company also currently relies on its geologist and plans to rely on outside consultants (as funding permits) in the United States on an as needed basis for advice and guidance regarding the Company’s planned exploration activities, in addition to Mr. Slater.  Mr. Slater does not currently believe that his outside employment affects the day to day operations of the Company; however, Mr. Slater is prepared to relinquish his outside employment in the event the Company’s operations grow and he is required to spend additional time on Company matters, and the Company may also employ more accomplished officers and Directors in the future, funding permitting.  While the Company believes that the time and resources that Mr. Slater is able to provide to the Company, and/or may be willing to provide to us in the future, as well as our outside consultants and geologist are adequate to support the Company’s business plan and exploration activities, our operations and growth (if any) may be adversely affected by Mr. Slater being located on another continent than our mining claims, only being able to provide a limited number of hours of service to the Company per week and/or his outside employment.  Consequently, we may never complete our planned mining activities and any investment in the Company may become devalued or worthless.

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

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “SWDZ” since March 2010, no shares of common stock have traded to date and there is currently no public market for our common stock. There may not be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for precious metals.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  Additionally, moving forward we anticipate having a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock.  Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) will be entirely arbitrary, will not relate to the actual value of the Company, and will not reflect the actual value of our common stock.  Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “Convertible Notes”).  The Convertible Notes bear interest at the rate of 8% per annum, are due and payable on February 10, 2011, and the principal and accrued interest due under the Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the Convertible Notes.  If fully converted, each Convertible Note would convert into 1,250,000 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest on such Convertible Note.  We claim an exemption from registration afforded by Regulation S of the Act ("Regulation S") for the above sales since the sales of the Convertible Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Mineral Property Acquisition Agreement

Exhibit 10.2(2)	Convertible Promissory Note with Morgarlan Limited

Exhibit 10.3(2)	Convertible Promissory Note with Little Bay Consulting SA

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Attached hereto.

(1) Filed as an exhibit to the Company’s Form S-1 Registration Statement, filed with the Commission on October 19, 2009, and incorporated by reference herein.

(2) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 22, 2010, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDALWOOD VENTURES, LTD.

DATED: May 18, 2010	By: /s/ Edwin Slater
Edwin Slater
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer/Principal Accounting Officer, Treasurer, Secretary and Director