Form 10-K
period 2010-06-30
Sandalwood Ventures
filed 2010-10-12
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 333-162557

SANDALWOOD VENTURES, LTD.
(Name of registrant in its charter)

Nevada	1000	68-0679096
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

15 Park
Lossiemouth, Morayshire 1V30 5SE
Scotland
(Address of principal executive offices)

+01343830382
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
THE EXCHANGE ACT:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

The issuer's revenues for the most recent fiscal year ended June 30, 2010 were $0.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of December 31 , 2009, the end of the issuer’s most recently completed second fiscal quarter, was $0 as there was no market for the issuer’s common equity as of December 31, 2009.

At September 28, 2010, there were 42,707,850 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS	30

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2010. AS USED HEREIN, THE "COMPANY," “SANDALWOOD,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO SANDALWOOD VENTURES, LTD.

ITEM 1. BUSINESS

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

The Sandalwood 1 Lode Claim currently has an expiration date of September 1, 2011 and in order to maintain the claim in good standing it will be necessary for us to coordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claim with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claim.

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

Recent Events:

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “February 2010 Convertible Notes” or the “Convertible Notes”).  The February 2010 Convertible Notes bear interest at the rate of 8% per annum, are due and payable on February 10, 2011, and the principal and accrued interest due under the February 2010 Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the February 2010 Convertible Notes.

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

ITEM 1A. RISK FACTORS.

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this annual report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC) has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of  cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated no revenues since our inception in April 2007, had working capital of $4,471 as of   June 30, 2010, and had a net loss of $55,764 and $12,180 for the years ended June 30, 2010 and 2009.  We also had a deficit accumulated during the exploration stage of $94,686 as of June 30, 2010.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.  Our auditors have issued their report stating that there is substantial doubt about our ability to continue as a going concern.

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

As our Registration Statement has become effective, we are subject to among other things, the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, and will incur significant legal, accounting and other expenses in connection with such requirements.  The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our  internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur additional accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that we only have one officer and Director, who has no experience as an officer or Director of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.   Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Relating To the Company’s Operations

WE MAY NOT FIND ANY COMMERCIAL QUANTITIES OF MINERALS IN THE FUTURE, AND MAY NOT GENERATE ANY PROFITS, WHICH MAY FORCE US TO CURTAIL OUR BUSINESS PLAN.

As an exploration stage company, we have no revenues or profits to date. We have generated no revenues since our inception in April 2007, had working capital of $4,471 as of June 30, 2010, and had a net loss of $55,764, and $12,180 for the years ended June 30, 2010 and 2009.  We also had a deficit accumulated during the exploration stage of $94,686 as of June 30, 2010.  We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned, which does not include the funds we will require to repay the Convertible Notes (described above) and such required funding may not be able to be raised on favorable terms, if at all.  However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Furthermore, Mr. Slater has no experience serving as an officer or Director of a publicly-traded company, or experience with the reporting or financial disclosure requirements which public companies are subject to. Such lack of experience may impair our ability to have effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to his ultimate lack of experience in our industry and with publicly-traded companies and their reporting requirements in general.

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

OUR PLANNED MINERAL EXPLORATION EFFORTS ARE HIGHLY SPECULATIVE.

Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities. As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.

OUR FAILURE TO MAKE REQUIRED WORK EXPENDITURES OR PAY THE ANNUAL FEES IN LIEU THEREOF COULD CAUSE US TO LOSE TITLE TO OUR MINERAL CLAIM, WHICH COULD PREVENT US FROM CARRYING OUT OUR BUSINESS PLAN.

Our mineral claim currently has an expiration date of September 1, 2011 and in order to maintain the claim in good standing it will be necessary for us to coordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claim with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claim, which could prevent us from carrying out our business plan and would likely cause any investment in us to become worthless.

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

We have authorized capital stock consisting of 250,000,000 shares of common stock, $0.001 par value per share and 50,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). As of the date of this filing, we have 42,707,850 shares of common stock issued and outstanding and – 0 – shares of Preferred Stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. PROPERTIES

Office Space:

The Company leases an office space (which supplies the Company with a phone and mail forwarding service) at Riverside house, Riverside Drive, Aberdeen, United Kingdom, for which the Company pays approximately $225 per month.

Mining Property:

The Sandalwood 1 Lode Claim is comprised of one located claim with an area of 20 acres located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern corner of the State of Nevada, U.S.A. The Sandalwood 1 Lode Claim covers some former exploratory workings.

The Sandalwood 1 Lode Claim is situated on the easternmost portion of the Yellow Pine Mining District in southern Nevada. Although less famous than many of the other mining districts of the Great Basin it nevertheless ranks second in historical total Nevada lead and zinc production.

The property consists of one located claim comprised of 20 acres recorded as the Sandalwood 1 Lode Mining Claim ("Sandalwood 1 Lode Claim"). The Sandalwood 1 Lode Claim was filed April 12, 2007 in the Clark County recorder's office in Las Vegas as Mining Map 080 0036 Page 0036 in the official records book No. 2007412.

Access from Las Vegas, Nevada to the Sandalwood 1 Lode Claim is southward via Interstate Highway #15 for approximately 27 miles, and one mile and one-half miles before the town of Jean, Nevada, to a junction with a road which is taken easterly for approximately one mile to a junction with a road which is taken southerly for one mile to the northern boundary of the Sandalwood 1 Lode Claim.

The Sandalwood 1 Lode Claim is situated at the northern end of the Sheep Mountain Range, a southerly trending range of mountains with peaks reaching an elevation of 4,184 feet. The claim covers the northeasterly and the southwesterly facing slopes of a northerly trending ridge. The topography is relatively flat in the northern portion and moderately steep sloping from near the valley floor at an elevation of 3,040 feet, to 3,400 feet at the southern boundary, at the crest of a north-south trending ridge, of the Sandalwood 1 Lode Claim.

The area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would likely be available from valley wells.

History

The history of the Yellow Pine Mining District stems from 1856 when Mormon missionaries reported ore in the area. The completion of the San Pedro, Los Angeles and Salt Lake railroad in 1905 and recognition of oxidized zinc minerals in the ore in 1906 stimulated development of the mines and the region has been subject to intermittent activity up to 1964, particularly during the World War I and II years.

The history of the Sandalwood 1 Lode Claim mine workings is not known. However, the localized exploration workings were probably excavated during the period of mid to late 1800's after the Goodsprings concentrator was in operation and much exploration activity ensued as a very convenient market for ore.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In March 2010, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol SWDZ.OB; however, there is currently no market for our common stock, and no shares of our common stock have traded on the OTCBB to date.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 250,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 50,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).  As of September 28, 2010, we had 42,707,850 shares of Common Stock and no shares of Preferred Stock issued and outstanding.

Common Stock

The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of directors then standing for election.  The Common Stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of our company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the Common Stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

Preferred Stock

Shares of Preferred Stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by our Board of Directors (“Board of Directors”) prior to the issuance of any shares thereof.  Preferred Stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in such resolution or resolutions providing for the issue of such class or series of Preferred Stock as may be adopted from time to time by the Board of Directors prior to the issuance of any shares thereof.  The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all the then outstanding shares of our capital stock entitled to vote generally in the election of the directors, voting together as a single class, without a separate vote of the holders of the Preferred Stock, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Stock Designation.

Options, Warrants and Convertible Securities

We currently have an aggregate of 957,850 outstanding Class A Common Stock Warrants, which each provide the holder thereof the right, for two years from their grant date, to purchase one (1) share of the Company’s common stock at an exercise price of $0.05 per share, which warrants expire if unexercised on November 2, 2010.

Recent Sales of Unregistered Securities

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “February 2010 Convertible Notes” or the “Convertible Notes”).  The February 2010 Convertible Notes bear interest at the rate of 8% per annum, are due and payable on February 10, 2011, and the principal and accrued interest due under the February 2010 Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the February 2010 Convertible Notes.

We claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (the “Act” and "Regulation S") for the above sales since the sales of the Convertible Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 6. SELECTED FINANCIAL DATA

Not required pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements.

PLAN OF OPERATIONS

Moving forward, and funding permitting, we plan to begin Phase I exploration activities as described above in an effort to determine whether our Sandalwood 1 Load Claim contains any commercial quantities of minerals and whether we should conduct further exploration activities on such claim.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and no other accounting standards or interpretations issued or recently adopted are expected to have, or did have, a material impact on the Company’s consolidated financial position, operations or cash flows.

COMPARISON OF EXPENSES FOR THE YEAR ENDED JUNE 30, 2010 COMPARED TO THE YEAR ENDED JUNE 30, 2009

We generated no revenues for the year ended June 30, 2010 or the year ended June 30, 2009, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total expenses of $54,187 for the year ended June 30, 2010, compared to total expenses of $12,180 for the year ended June 30, 2009, an increase of $42,007 or 345%, from the prior period.   Total expenses for the year ended June 30, 2010, included $53,199 of general and administrative expenses, compared to $9,680 of general and administrative expenses for the year ended June 30, 2009, an increase of $43,519 from the prior period, and exploration costs of $988 for the year ended June 30, 2010, compared to exploration costs of $2,500 for the year ended June 30, 2009, a decrease of $1,512 from the prior period.  Total expenses increased mainly as a result of increased general and administrative expenses in connection with legal, accounting and filing fees associated with the preparation, revision, review and amendment of our Registration Statement on Form   S-1, and audited and unaudited financial statements included therein, which we filed with the Securities and Exchange Commission which were present during the year ended June 30, 2010, but not during the year ended June 30, 2009.

We had total interest expense of $1,577 for the year ended June 30, 2010, compared to no interest expense for the year ended June 30, 2009, which increase in interest expense was primarily due to the issuance of the September 2010 Convertible Notes during the year ended June 30, 2010, as described below.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $9,629, which included $7,504 of cash and cash equivalents and prepaid expenses of $2,125 as of June 30, 2010.

We had total liabilities of $5,158, which were solely current liabilities, and which consisted of accounts payable and accrued expenses of $3,925 and $1,233 of convertible notes payable, net of discount of $23,767, as of June 30, 2010.

We had net cash used in operating activities of $56,577 for the year ended June 30, 2010, which consisted of net loss of $55,764 and decrease in accounts payable of $11,127 partially offset by $9,081 of decrease in prepaid expenses and $1,233 of amortization of debt discount.

We had $25,000 of net cash provided by financing activities for the year ended June 30, 2010, consisting solely of the proceeds from the September 2010 Convertible Notes, as described below.

From September 2007 to November 2008, we sold an aggregate of 2,707,850 units, each consisting of one (1) share of common stock, and one (1) two year Class A Warrant with an exercise price of $0.05 per share (each a “Warrant,” and collectively with the shares, referred to hereinafter as the "Units"), for aggregate consideration of approximately $54,157  (excluding $20,000 of direct issuance costs) or $0.02 per Unit in offshore transactions pursuant to Regulation S of the Securities Act of 1933, as amended, to an aggregate of 32 shareholders.   An aggregate of Warrants to purchase 375,000 shares expired unexercised in September 2009, additional Warrants to purchase 1,065,000 shares expired unexercised in November 2009 and Warrants to purchase an additional 310,000 shares expired unexercised in December 2009.

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “February 2010 Convertible Notes” or the “Convertible Notes”).  The February 2010 Convertible Notes bear interest at the rate of 8% per annum, are due and payable on February 10, 2011, and the principal and accrued interest due under the February 2010 Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the February 2010 Convertible Notes.

We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital for the remainder of fiscal 2011 and throughout 2012, we will be restricted in the implementation of our exploration plan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
OF SANDALWOOD VENTURES, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Sandalwood Ventures, Ltd.
(An Exploration Stage Company)
Morayshire, Scotland

We have audited the accompanying balance sheets of Sandalwood Ventures, Ltd. (the “Company”) as of June 30, 2010 and 2009, and the related statements of expenses, changes in stockholders’ equity, and cash flows for the years then ended and for the period from inception (April 10, 2007) to June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Sandalwood Ventures, Ltd. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (April 10, 2007) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sandalwood will continue as a going concern. As discussed in Note 1 to the financial statements, Sandalwood has no revenues and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
October 5, 2010

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$7,504	$39,081
Prepaid expenses	2,125	11,206

Total current assets	9,629	50,287

Total assets	$9,629	$50,287

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,925	$15,052
Convertible notes payable, net of discount of $23,767	1,233	-

Total current liabilities	5,158	15,052

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
42,707,850 shares issued and outstanding	42,708	42,708
Additional paid-in capital	56,449	31,449
Deficit accumulated during the exploration stage	(94,686)	(38,922)
Total stockholders' equity	4,471	35,235

Total liabilities and stockholders' equity	$9,629	$50,287

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF EXPENSES

			April 10, 2007
	For the year ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010

Costs and expenses

General and administrative expenses	$53,199	$9,680	$80,301
Exploration costs	988	2,500	12,808

Total costs and expenses	54,187	12,180	93,109

Other Income (Expense)
Interest expense	(1,577)	-	(1,577)

Total other income (expense)	(1,577)	-	(1,577)

Net loss	$(55,764)	$(12,180)	$(94,686)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	42,707,850	42,379,819

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Period from April 10, 2007 (Inception) to June 30, 2010

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the exploration stage	Total

Issuance of shares for cash	40,000,000	$40,000	$-	$-	$40,000
Net loss	-	-	-	(7,960)	(7,960)

Balances, June 30, 2007	40,000,000	40,000	-	(7,960)	32,040

Issuance of shares for cash, net of	1,750,000	1,750	13,250	-	15,000
direct issuance costs of $20,000
Net loss	-	-	-	(18,782)	(18,782)

Balances, June 30, 2008	41,750,000	41,750	13,250	(26,742)	28,258

Issuance of shares for cash	957,850	958	18,199	-	19,157
Net loss	-	-	-	(12,180)	(12,180)

Balances, June 30, 2009	42,707,850	42,708	31,449	(38,922)	35,235

Beneficial conversion feature of debt	-	-	25,000	-	25,000
Net loss	-	-	-	(55,764)	(55,764)

Balances, June 30, 2010	42,707,850	$42,708	$56,449	$(94,686)	$4,471

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			April 10, 2007
	Year ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,764)	$(12,180)	$(94,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,233	-	1,233
Changes in operating assets and liabilities:
Prepaid expenses	9,081	1,194	(2,125)
Accounts payable and accrued expenses	(11,127)	188	3,925
Net cash used in operating activities	(56,577)	(10,798)	(91,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	19,157	74,157
Proceeds from convertible notes payable	25,000	-	25,000
Net cash provided by financing activities	25,000	19,157	99,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	(31,577)	8,359	7,504

CASH AND CASH EQUIVALENTS, beginning of period	39,081	30,722	-

CASH AND CASH EQUIVALENTS, end of period	$7,504	$39,081	$7,504

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Non-cash investing and financing activities
Beneficial converstoin feature of debt	25,000		25,000

SANDALWOOD VENTURES, LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization
Sandalwood Ventures, Ltd. (the "Company") was incorporated on April 10, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company's fiscal year end is June 30. The Company is an Exploration Stage Company.

Principles of Accounting
These financial statements are stated in U.S. Dollars and have been prepared by management on the accrual basis in accordance with United States generally accepted accounting principles (“US GAAP”).

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Basic and Diluted Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2010 and 2009, there were 3,457,850 and 2,707,850, respectively, potential common shares that were anti-dilutive.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date; the Company has not experienced any losses on its balances.

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

Income Taxes
An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

Financial assets and liabilities recorded on the condensed balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

Subsequent Events
The Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and no other accounting standards or interpretations issued or recently adopted are expected to have, or did have, a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 2 – CONVERTIBLE NOTES PAYABLE

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

The Company evaluated the terms of the Convertible Notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes did not result in a derivative. The Company evaluated the terms of the Convertible Notes and concluded that there was a beneficial conversion feature since the Convertible Notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature was valued at $25,000 based on its intrinsic value. The discount related to the beneficial conversion feature is being amortized using the effective interest method over the term of the debt (one year). For the year ended June 30, 2010, the Company recognized $1,233 of interest expense related to the amortization of the discount.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock, which may be issued from time to time in one or more series as shall be determined by the Board of Directors. Such stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated in resolutions providing for the issuance of such class or series of Preferred Stock. There are no preferred shares issued.

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

In November 2008, the Company issued 957,850 shares of common stock at $0.02 per share for cash proceeds of $19,157. The Company granted warrants to purchase 957,850 shares of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 957,850 shares of common stock will expire in November 2010, unless exercised prior to expiration.

The Company determined the fair value of both the common stock and warrants as of the date the transactions were initially entered into. The fair value of the common stock was the market price at the closing date, while the fair value of the warrants was determined by the Black-Scholes method. The following table details the significant assumptions used to compute the fair market values of warrants granted:

	2010	2009
Volatility	-	305.62%
Discount rate	-	-2.20% - 2.41%
Expected dividend rate	-	0%
Stock price on the measurement date	-	$0.02
Expected term	-	2 years

The Company allocated the proceeds between the warrants and the stock based on the relative fair values as follows:

	2010	2009
Relative fair value of warrants	$-	$9,350
Relative fair value of stock	$-	$9,807

The following table is an analysis of warrants for the purchase of the Company's common stock for the years ended June 30, 2010 and 2009:
		Weighted
		Weighted
		Weighted
		Weighted
		Average
	Warrants	Exercise Price
Outstanding, June 30, 2008	1,750,000	$0.05
Granted	957,850	$0.05

Outstanding, June 30, 2009	2,707,850	$0.05

Expired/Cancelled	(1,750,000)	$0.05
Outstanding, June 30, 2010	957,850	$0.05

The outstanding warrants have no aggregate intrinsic value at June 30, 2010.

NOTE 4 -INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating losses of approximately $95,000 which begin expiring in 2026. The potential benefit of Company's net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

	Year Ended June 30,
	2010	2009
Statutory rate	34%	15%
Income tax benefit at statutory rate	$18,960	$1,827
Impact of federal graduated tax rates	(10,019)	-
Valuation allowance	(8,941)	(1,827)
Provision for income taxes	$-	$-

	June 30, 2010	June 30, 2009
Deferred tax assets and liabilities:
Net operating loss carryforwards	$20,443	$5,850
Valuation allowance	(20,443)	(5,850)
Net deferred tax assets	$-	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we only have one officer and Director, who has no experience as an officer or Director of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate and timely financial information to our stockholders.

To address the need for more effective internal controls, management has plans to improve the existing controls and implement new controls as our financial position and capital availability improves.

(b)           Management's Assessment Regarding Internal Control. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Director and executive officer. There are no other persons who can be classified as a promoter or controlling person of us. Our executive officer and Director currently serving is as follows:

NAME	AGE	POSITION

Edwin Slater	37	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

Set forth below is a brief description of the background and business experience of our executive officers and Director.

Edwin Slater

Mr. Slater has served as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and sole Director since our inception in April 2007. Since October 2009, Mr. Slater has performed services as an independent oil consultant, focusing on working with start-up exploration companies in and around the United Kingdom. Through such activities, he plans to assemble staff and crew for exploration companies mainly in the oil sector, including planning and organizing support crews that service drilling camps. From January 2007 to October 2009, Mr. Slater was employed by Chevron Offshore. While employed by Chevron Offshore, Mr. Slater was responsible for the maintenance of the flow of oil and gas from Chevron Offshore’s offshore installation to its land refinery, which included serving as a liaison with oil rig bosses, providing flow reports, mechanical reports, and safety updates. Mr. Slater also worked with a team responsible for on-site safety and helped head up local safety initiatives. From January 2001 to January 2007, Mr. Slater served as a Control Room Operator with Chevron Offshore in the United Kingdom.   From January 2000 to January 2001, Mr. Slater was employed as a Shop Floor Manager with MacLeman Butcher in Scotland.  From January 1990 to January 2000, Mr. Slater was employed as the Master Butcher with MacLeman Butcher.

Our Director and any additional Directors we may appoint in the future are elected annually and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole Director.

Audit Committee Financial Expert

Our board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our sole Director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The sole Director of our Company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Director and executive officer has not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences’);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Board Meetings and Annual Meeting

During the fiscal year ended June 30, 2010, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2010.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended June 30, 2010 by the unanimous written consent of its Board of Directors.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by only one person, Mr. Slater, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, Mr. Slater, at the address appearing on the first page of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

Name and principal position (a)	Year ended June 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Edwin Slater CEO, CFO, President, Secretary, Treasurer and Director	2010	-	-	-	-	-	-	-	$-
	2009	-	-	-	-	-	-	-	$-

The table above does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  During the periods indicated, the Company had no Directors who did not also serve as executive officers of the Company, whose total compensation as provided above, included compensation for services as Directors of the Company (if any).

Summary of Compensation

Sandalwood Ventures, Ltd. was incorporated in April 2007 and has paid no compensation to any executive or Director to date.   There have been no material changes in the Company’s compensation policies and payments/awards since June 30, 2010, the end of the Company’s last fiscal year.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with Edwin Slater, our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors (consisting solely of Mr. Slater) does not currently receive any consideration for their services as members of the Board of Directors.  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination, and as such Mr. Slater, as our sole Director, determines his salary in his sole discretion.  As Mr. Slater does not currently draw any compensation from us, we do not currently have any executive compensation program in place.  Our Board of Directors also reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance.  This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.  Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of September 28, 2010 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 42,707,850 shares outstanding as of September 28, 2010 , (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Edwin Slater 15 Park Lossiemouth, Morayshire 1V30 5SE Scotland	40,000,000	93.7%
All Officers and Directors as a Group (1 individual)	40,000,000	93.7%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act of 1934, as amended (the “Exchange Act”). Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2007, we sold an aggregate of 40,000,000 shares of our common stock to Edwin Slater, our Chief Executive Officer and Director in consideration for $40,000, or $0.001 per share.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer and Director and significant stockholders.  However, all of the transactions described above were approved and ratified by our Board of Directors, consisting solely of Mr. Slater.  In connection with the approval of the transactions described above, our Director took into account several factors, including his fiduciary duty to the Company; the relationship of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available (if applicable); and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our sole Director will continue to approve any related party transaction based on the criteria set forth above.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, consisting solely of Mr. Slater, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, consisting solely of Mr. Slater, the Chief Executive Officer and Chief Financial Officer of the Company reviews the Company's internal accounting controls, practices and policies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended June 30, 2010 and 2009, for professional services rendered by our independent principal accountants, GBH CPAs, PC, for the audit of our annual financial statements as included in our Annual Report on Form 10-K and Registration Statements on Form S-1, and the review of the financial statements included in our Registration Statement and Quarterly Reports on Form 10-Q, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $14,500 and $5,000, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDALWOOD VENTURES, LTD.

DATED: October 12, 2010	By: /s/ Edwin Slater
Edwin Slater
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer/Principal Accounting Officer, Treasurer, Secretary and Director