Form 10-Q
period 2010-09-30
Sandalwood Ventures
filed 2010-11-22
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At November 15, 2010, there were 42,707,850 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$3,928	$7,504
Prepaid expenses	1,486	2,125

Total current assets	5,414	9,629

Total assets	$5,414	$9,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$9,151	$3,925
Convertible notes payable, net of discount of $20,812 and $23,767, respectively	4,188	1,233

Total current liabilities	13,339	5,158

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
42,707,850 shares issued and outstanding	42,708	42,708
Additional paid-in capital	56,449	56,449
Deficit accumulated during the exploration stage	(107,082)	(94,686)
Total stockholders' equity (deficit)	(7,925)	4,471

Total liabilities and stockholders' equity (deficit)	$5,414	$9,629

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

			April 10, 2007
	For the three months ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010

Costs and Expenses

General and administrative expenses	$8,581	$4,721	$88,882
Exploration costs	-	988	12,808

Total costs and expenses	8,581	5,709	101,690

Other expense
Interest expense	(3,815)	-	(5,392)

Net loss	$(12,396)	$(5,709)	$(107,082)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	42,707,850	42,707,850

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from April 10, 2007 (Inception) to September 30, 2010
(Unaudited)

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Issuance of shares for cash	40,000,000	$40,000	$-	$-	$40,000
Net loss	-	-	-	(7,960)	(7,960)

Balances, June 30, 2007	40,000,000	40,000	-	(7,960)	32,040

Issuance of shares for cash , net of direct
issuance costs of $20,000	1,750,000	1,750	13,250	-	15,000
Net loss	-	-		(18,782)	(18,782)

Balances, June 30, 2008	41,750,000	41,750	13,250	(26,742)	28,258

Issuance of shares for cash	957,850	958	18,199	-	19,157
Net loss	-	-	-	(12,180)	(12,180)

Balances, June 30, 2009	42,707,850	42,708	31,449	(38,922)	35,235

Beneficial conversion feature of debt	-	-	25,000	-	25,000
Net loss	-	-	-	(55,764)	(55,764)

Balances, June 30, 2010	42,707,850	42,708	56,449	(94,686)	4,471

Net loss	-	-	-	(12,396)	(12,396)

Balances, September 30, 2010	42,707,850	$42,708	$56,449	$(107,082)	$(7,925)

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			April 10, 2007
	Three months ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,396)	$(5,709)	$(107,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,955	-	4,188
Changes in operating assets and liabilities:
Prepaid expenses	639	402	(1,486)
Accounts payable and accrued expenses	5,226	1,750	9,151
Net cash used in operating activities	(3,576)	(3,557)	(95,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	74,157
Proceeds from convertible notes payable	-	-	25,000
Net cash provided by financing activities	-	-	99,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,576)	(3,557)	3,928

CASH AND CASH EQUIVALENTS, beginning of period	7,504	30,722	-

CASH AND CASH EQUIVALENTS, end of period	$3,928	$27,165	$3,928

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Non-cash investment and financing activities
Beneficial conversion feature of debt	-	-	25,000

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sandalwood Ventures, Ltd. (the "Company" or “Sandalwood”) was incorporated on April 10, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company's fiscal year end is June 30. The Company is an Exploration Stage Company.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 Form 10-K.   The results of operations for the periods ended September 30, 2010 and September 30, 2009 are not necessarily indicative of the operating results for the full year.

Use of Estimates.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Basic and Diluted Net Income (Loss) Per Share.

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2010 and 2009, respectively, there were 3,457,850 and 2,332,850 potential common shares that were anti-dilutive.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Recent Accounting Pronouncements.

The Company has evaluated recent accounting pronouncements and no other accounting standards or interpretations issued or recently adopted are expected to have, or did have, a material impact on the Company’s financial position, operations or cash flows.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

In February 2010, the Company issued two convertible promissory notes (the “Convertible Notes”). Each of the Convertible Notes has a principal amount of $12,500. The Convertible Notes mature in February 2011 and bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance of the Convertible  Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would be issued 2,500,000 shares of Sandalwood common stock.

The Company evaluated the terms of the Convertible Notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes did not result in a derivative. The Company evaluated the terms of the Convertible Notes and concluded that there was a beneficial conversion feature since the Convertible Notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature was valued at $25,000 based on its intrinsic value. The discount related to the beneficial conversion feature is being amortized over the term of the debt (one year). For the three month period ended September 30, 2010, the Company recognized $2,944 of interest expense related to the amortization of the discount.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock, which may be issued from time to time in one or more series as shall be determined by the Board of Directors. Such stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualification, limitations or restriction thereof, as shall be stated in resolutions providing for the issue of such class or series of preferred stock. There are no preferred shares issued.

The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.001 per share.

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

In November 2008, the Company issued 957,850 shares of common stock at $0.02 per share for cash proceeds of $19,157. The Company granted warrants to purchase 957,850 shares of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 957,850 shares of common stock expired in November 2010.

The following table is an analysis of warrants for the purchase of the Company’s common stock as of September 30, 2010 and 2009.

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, September 30, 2008	1,750,000	$0.05

Granted	957,850	$0.05
Expired/Cancelled	(375,000)	$0.05

Outstanding, September 30, 2009	2,332,850

Granted	-
Expired/Cancelled	(1,375,000)	$0.05

Outstanding, September 30, 2010	957,850	$0.05

The outstanding warrants have no aggregate intrinsic value at September 30, 2010.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SANDALWOOD VENTURES, LTD. ("THE COMPANY", "SANDALWOOD", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2010.

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

COMPARISON OF OPERATING RESULTS

COMPARISON OF EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

We generated no revenues for the three months ended September 30, 2010 or the three months ended September 30, 2009, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total general and administrative expenses, of $8,581 for the three months ended September 30, 2010, compared to total expenses of $5,709 for the three months ended September 30, 2009, consisting of $4,721 of general and administrative expenses and $988 of exploration costs, an increase in total expenses of $2,872 or 50% from the prior period.  Total expenses increased mainly as a result of increased legal and accounting fees for the three months ended September 30, 2010.

We had total interest expense of $3,815 for the three months ended September 30, 2010, compared to no interest expense for the three months ended September 30, 2009, which increase in interest expense was due to the amortization of the discount on convertible notes issued in February 2010.

We had a net loss of $12,396 for the three months ended September 30, 2010, compared to a net loss of $5,709 for the three months ended September 30, 2009, an increase in net loss of $6,687 or 117% from the prior period, which increase in net loss was due to the $3,815 increase in interest expense and an increase in operating expenses by $2,872.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $5,414, which included $3,928 of cash and cash equivalents and $1,486 of prepaid expenses as of September 30, 2010.

We had total liabilities of $13,339, which were solely current liabilities, and which consisted of accounts payable and accrued expenses of $9,151 and $4,188 of convertible notes payable, net of discount of $20,812, as of September 30, 2010.

We had a working capital deficit of $7,925 and a deficit accumulated during the exploration stage of $107,082 as of September 30, 2010.

We had net cash used in operating activities of $3,576 for the three months ended September 30, 2010, which consisted of net loss of $12,396 offset by $2,955 amortization of debt discount, $639 amortization of prepaid expenses and $5,226 increase in accounts payable and accrued expenses.

From September 2007 to November 2008, we sold an aggregate of 2,707,850 units, each consisting of one (1) share of common stock, and one (1) two year Class A Warrant with an exercise price of $0.05 per share (each a “Warrant,” and collectively with the shares, referred to hereinafter as the "Units"), for aggregate net consideration of approximately $54,157 ($77,157 of gross proceeds net of $20,000 of direct issuance costs) or $0.02 per Unit in offshore transactions pursuant to Regulation S of the Securities Act of 1933, as amended, to an aggregate of 32 shareholders.   An aggregate of Warrants to purchase 375,000 shares expired unexercised in September 2009, additional Warrants to purchase 1,065,000 shares expired unexercised in November 2009, Warrants to purchase an additional 310,000 shares expired unexercised in December 2009, and the remaining Warrants expired unexercised in November 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated no revenues since our inception in April 2007, had a working capital deficit of $7,925 as of September 30, 2010, and had a net loss of $55,764 and $12,180 for the years ended June 30, 2010 and 2009, a net loss of $12,396 for the three months ended September 30, 2010, and a net loss of $107,082 for the period from inception to September 30, 2010.  We also had a deficit accumulated during the exploration stage of $107,082 as of September 30, 2010.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing and/or attain profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

As an exploration stage company, we have no revenues or profits to date. We have generated no revenues since our inception in April 2007; had a net loss of $55,764, and $12,180 for the years ended June 30, 2010 and 2009, respectively, and a net loss of $12,396 for the three months ended September 30, 2010.  We also had a deficit accumulated during the exploration stage of $107,082 as of September 30, 2010.  We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned, which does not include the funds we will require to repay the Convertible Notes (described above) and such required funding may not be able to be raised on favorable terms, if at all.  However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

OUR PLANNED EXPLORATION AND DEVELOPMENT ACTIVITIES MAY BE ADVERSELY EFFECTED BY INCLEMENT WEATHER IN AND AROUND OUR CLAIM.

The temperatures on our claim are typical of a desert climate, with relative high temperatures and low participation. Inclement weather at our claim or the airports in and around our claim may make it more difficult for us to obtain the materials we will require for any of our planned exploration activities, and/or for our personnel to visit our claim. As a result, if there is an abnormal amount of rain, a lack of rain, and/or inclement weather on our claim or particularly bad winter weather at the airports surrounding our claim, we could be forced to expend additional finances dealing with such rainfall or drought on our claim and with the delays such abnormal rainfall could have on our then operations, if any. The expense of additional monies could cause our revenues, if any to decline and/or cause us to curtail or abandon our business operations.

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

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations as contained in Chapter 519A of the Nevada Revised Statutes as we carry out our exploration program. We may be required to obtain work permits and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance in connection with such exploration activities, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

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

None.

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

SANDALWOOD VENTURES, LTD.

DATED: November 22, 2010	By: /s/ Edwin Slater
Edwin Slater
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer/Principal Accounting Officer, Treasurer, Secretary and Director