Form 10-Q
period 2010-12-31
Sandalwood Ventures
filed 2011-02-23
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

At February 15, 2011, there were 42,707,850 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2010	2010

ASSETS
Current assets
Cash and cash equivalents	$528	$7,504
Prepaid expenses	848	2,125

Total current assets	1,376	9,629

Total assets	$1,376	$9,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$10,613	$3,925
Convertible notes payable, net of discount of $22,465 and $23,767 respectively	12,535	1,233

Total current liabilities	23,148	5,158

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized,
42,707,850 shares issued and outstanding	42,708	42,708
Additional paid in capital	66,449	56,449
Deficit accumulated during the exploration stage	(130,929)	(94,686)
Total stockholders' equity (deficit)	(21,772)	4,471

Total liabilities and stockholders' equity (deficit)	$1,376	$9,629

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

	For the three monthe ended December 31,		For the six months ended December 31,		April 10, 2007 (Inception) to December 31,
	2010	2009	2010	2009	2010

Costs and Expenses

General and administrative expenses	$12,682	$19,939	$21,263	$24,660	$101,564
Exploration costs	2,200	-	2,200	988	15,008

Total costs and expenses	14,882	19,939	23,463	25,648	116,572

Other expense
Interest expense	(8,965)	-	(12,780)	-	(14,357)

Net loss	$(23,847)	$(19,939)	$(36,243)	$(25,648)	$(130,929)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	42,707,850	42,707,850	42,707,850	42,707,850

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from April 10, 2007 (Inception) to December 31, 2010
(Unaudited)

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the exploration stage	Total
Issuance of shares for cash	40,000,000	$40,000	$-	$-	$40,000
Net loss	-	-	-	(7,960)	(7,960)

Balances, June 30, 2007	40,000,000	40,000	-	(7,960)	32,040

Issuance of shares for cash , net of direct
issuance costs of $20,000	1,750,000	1,750	13,250	-	15,000
Net loss	-	-		(18,782)	(18,782)

Balances, June 30, 2008	41,750,000	41,750	13,250	(26,742)	28,258

Issuance of shares for cash	957,850	958	18,199	-	19,157
Net loss	-	-	-	(12,180)	(12,180)

Balances, June 30, 2009	42,707,850	42,708	31,449	(38,922)	35,235

Beneficial conversion feature of debt	-	-	25,000	-	25,000
Net loss	-	-	-	(55,764)	(55,764)

Balances, June 30, 2010	42,707,850	42,708	56,449	(94,686)	4,471

Beneficial conversion feature of debt	-	-	10,000	-	10,000
Net loss	-	-	-	(36,243)	(36,243)

Balances, December 30, 2010	42,707,850	42,708	66,449	(130,929)	(21,772)

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			April 10, 2007
	Six months ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,243)	$(25,648)	$(130,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	11,302	-	12,535
Changes in operating assets and liabilities:
Prepaid expenses	1,277	10,804	(848)
Accounts payable and accrued expenses	6,688	(14,773)	10,613
Net cash used in operating activities	(16,976)	(29,617)	(108,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	74,157
Proceeds from convertible notes payable	10,000	-	35,000
Net cash provided by financing activities	10,000	-	109,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,976)	(29,617)	528

CASH AND CASH EQUIVALENTS, beginning of period	7,504	39,081	-

CASH AND CASH EQUIVALENTS, end of period	$528	$9,464	$528

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Non-cash investment and financing activities
Beneficial conversion feature of debt	10,000	-	35,000

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 Form 10-K.   The results of operations for the periods ended December 31, 2010 and December 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Basic and Diluted Net Income (Loss) Per Share.

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2010 and 2009, respectively, there were approximately 3,500,000 and 957,850 potential common shares that were anti-dilutive.

Subsequent Events

On January 31, February 2 and February 3, 2011 the Company issued three convertible promissory notes (the “Convertible Notes”). Each of the Convertible Notes has a principal amount of $5,000. The Convertible Notes mature on January 31, February 2 and February 3, 2012, respectively, and bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance of the notes, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the Convertible  Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued approximately 500,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

The Company evaluated other subsequent events through the date these financial statements were issued. There were no additional material subsequent events that required recognition or additional disclosure in these financial statements.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

In February 2010, the Company issued two convertible promissory notes (the “Convertible Notes”). Each of the Convertible Notes has a principal amount of $12,500. The Convertible Notes were to mature in February 2011, however, the due date of such notes was subsequently extended, through the entry into amended and restated Convertible Notes, to February 2012.  The Convertible Notes bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the Convertible  Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued approximately 1,250,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On October 26 and November 4, 2010, the Company issued two convertible promissory notes (the “Convertible Notes”). Each of the Convertible Notes has a principal amount of $5,000. The Convertible Notes mature on October 26 and November 4, 2011, respectively, and bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the Convertible  Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued approximately 500,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

The Company evaluated the terms of the Convertible Notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes did not result in a derivative. The Company evaluated the terms of the Convertible Notes and concluded that there was a beneficial conversion feature since the Convertible Notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the combined notes were valued in the aggregate at $35,000 based on their intrinsic values. The discounts related to the beneficial conversion features are amortized over the term of the debt (one year). For the six month period ended December 31, 2010, the Company recognized $11,302 of interest expense related to the amortization of the discount.

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

The following table is an analysis of warrants for the purchase of the Company’s common stock as of December 31, 2010 and 2009.

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding, December 31, 2008	2,707,850	$0.05

Granted
Expired/Cancelled	(1,750,000)	$0.05

Outstanding, December 31, 2009	957,850

Granted	-
Expired/Cancelled	(957,850)	$0.05

Outstanding, December 31, 2010	-0-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SANDALWOOD VENTURES, LTD. ("THE COMPANY", "SANDALWOOD", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2010.

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

Recent Events:

On October 26, 2010 and November 4, 2010, we entered into Convertible Promissory Notes with Cornerstone Global Investments (“Cornerstone”) and Gordon Douglas King and Jay Louise King (the “Kings”), respectively, each in the amount of $5,000.

On January 31, 2011, February 2, 2011 and February 3, 2011, we entered into Convertible Promissory Notes with Cornerstone, the Kings, and Translink Communications, respectively, each in the amount of $5,000.

All of the Convertible Promissory Notes described above (the “Convertible Notes”) bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective holders thereof, as provided in such Convertible Notes.

Additionally, in February 2011, the Company entered into Amended and Restated Convertible Promissory Notes with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, and Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, which amended and replaced prior Convertible Promissory Notes entered into in with such entities in February 2010, which extended the due date of such Convertible Promissory Notes to February 10, 2012.  The Convertible Promissory Notes bear interest at the rate of 8% per annum, and the principal and accrued interest due under the Convertible Promissory Notes are convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the Convertible Promissory Notes.

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

COMPARISON OF OPERATING RESULTS

COMPARISON OF EXPENSES FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009

We generated no revenues for the three months ended December 31, 2010 or the three months ended December 31, 2009, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total costs and expenses, of $14,882 for the three months ended December 31, 2010, compared to total costs and expenses of $19,939 for the three months ended December 31, 2009.  Total costs and expenses consisted of $12,682 of general and administrative expenses and $2,200 of exploration costs for the three months ended December 31, 2010, compared to total costs and expenses consisting solely of general and administrative costs of $19,939 for the three months ended December 31, 2009, a decrease in total costs and expenses of $5,057 or 25% from the prior period.  Total costs and expenses decreased for the current period mainly as a result of one-time legal and accounting fees for the three months ended December 31, 2009 associated with our Registration Statement and amendments thereto filed with the SEC.

We had total interest expense of $8,965 for the three months ended December 31, 2010, compared to no interest expense for the three months ended December 31, 2009, which increase in interest expense was due to the amortization of the discount on convertible notes issued in February 2010, October 2010 and November 2010.

We had a net loss of $23,847 for the three months ended December 31, 2010, compared to a net loss of $19,939 for the three months ended December 31, 2009, an increase in net loss of $3,908 or 20% from the prior period, which increase in net loss was due to the $8,965 increase in interest expense offset by the $5,057 decrease in costs and expenses.

COMPARISON OF EXPENSES FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2009

We generated no revenues for the six months ended December 31, 2010 or the six months ended December 31, 2009, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total costs and expenses, of $23,463 for the six months ended December 31, 2010, compared to total costs and expenses of $25,648 for the six months ended December 31, 2009.  Total costs and expenses consisted of $21,263 of general and administrative expenses and $2,200 of exploration costs for the six months ended December 31, 2010, compared to total costs and expenses consisting of general and administrative costs of $24,660 and exploration costs of $988 for the six months ended December 31, 2009, a decrease in total costs and expenses of $2,185 or 9% from the prior period.  Total costs and expenses decreased for the current period mainly as a result of one-time legal and accounting fees for the six months ended December 31, 2009 associated with our Registration Statement and amendments thereto filed with the SEC.

We had total interest expense of $12,780 for the six months ended December 31, 2010, compared to no interest expense for the six months ended December 31, 2009, which increase in interest expense was due to the amortization of the discount on convertible notes issued in February 2010, October 2010 and November 2010.

We had a net loss of $36,243 for the six months ended December 31, 2010, compared to a net loss of $25,648 for the six months ended December 31, 2009, an increase in net loss of $10,595 or 41% from the prior period, which increase in net loss was due to the $12,780 increase in interest expense offset by the $2,185 decrease in costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,376, which included $528 of cash and cash equivalents and $848 of prepaid expenses as of December 31, 2010.

We had total liabilities of $23,148, which were solely current liabilities, and which consisted of accounts payable and accrued expenses of $10,613 and $12,535 of convertible notes payable, net of discount of $22,465, as of December 31, 2010.

We had a working capital deficit of $21,772 and a deficit accumulated during the exploration stage of $130,929 as of December 31, 2010.

We had net cash used in operating activities of $16,976 for the six months ended December 31, 2010, which consisted of net loss of $36,243 offset by $11,302 of amortization of debt discount, $1,277 of prepaid expenses and $6,688 of increase in accounts payable and accrued expenses.

We had $10,000 in net cash provided by financing activities for the six months ended December 31, 2010, solely in connection with funds raised in connection with the sale of the October and November 2010 Convertible Notes.

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

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “Convertible Notes”).  In February 2011, the Company entered into Amended and Restated Convertible Notes with the Note Holders, and as a result, the Convertible Notes bear interest at the rate of 8% per annum, are due and payable on February 10, 2012, and the principal and accrued interest due under the Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the Convertible Notes.

On October 26, 2010 and November 4, 2010, we entered into Convertible Promissory Notes with Cornerstone Global Investments (“Cornerstone”) and Gordon Douglas King and Jay Louise King (the “Kings”), respectively, each in the amount of $5,000 (the “October and November 2010 Notes”).

On January 31, 2011, February 2, 2011 and February 3, 2011, we entered into Convertible Promissory Notes with Cornerstone, the Kings, and Translink Communications, respectively, each in the amount of $5,000.

All of the Convertible Promissory Notes described above (the “Convertible Notes”) bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective holders thereof, as provided in such Convertible Notes.

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

WE HAVE FUTURE CAPITAL NEEDS AND WITHOUT ADEQUATE CAPITAL WE MAY BE FORCED TO CEASE OR CURTAIL OUR BUSINESS OPERATIONS.  WE MAY NOT HAVE SUFFICIENT FUNDS TO REPAY THE CONVERTIBLE NOTES WHEN DUE AND THE CONVERSION OF SUCH NOTES MAY CAUSE DILUTION TO OUR EXISTING SHAREHOLDERS.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, the limited capital we have raised, and the capital we hope will be available to us from our principals, if any, may not be adequate for our long-term growth.   If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock, similar to the Convertible Notes (described above, collectively the “Notes”).  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.  Furthermore, we currently owe an aggregate of $50,000 (not including accrued and unpaid principal) under the Notes which amount is due on various dates between October 2011 and February 2012.  In the event we are unable to repay the Notes when due or extend such Notes, we may be forced to curtail or abandon our business plan. Additionally, the Notes are convertible into shares of our common stock at a conversion price of $0.01 per share, and the conversion of such Notes (and accrued and unpaid interest thereon) could cause substantial dilution to our then shareholders.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations and to repay the Notes.  If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated no revenues since our inception in April 2007, had a working capital deficit of $21,772 as of December 31, 2010, had net losses of $23,847 and $36,243 for the three and six months ended December 31, 2010, respectively, and a net loss of $130,929 for the period from inception to December 31, 2010.  We also had a deficit accumulated during the exploration stage of $130,929 as of December 31, 2010.  These factors among others indicate that there is substantial doubt as to whether we may be able to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

As an exploration stage company, we have no revenues or profits to date. We have generated no revenues since our inception in April 2007, had a working capital deficit of $21,772 as of December 31, 2010, and had net losses of $23,847 and $36,243 for the three and six months ended December 31, 2010, respectively, and a net loss of $130,929 for the period from inception to December 31, 2010.  We also had a deficit accumulated during the exploration stage of $130,929 as of December 31, 2010.   We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned, which does not include the funds we will require to repay the Convertible Notes (described above) and such required funding may not be able to be raised on favorable terms, if at all.  However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2010 and November 4, 2010, we entered into Convertible Promissory Notes with Cornerstone Global Investments (“Cornerstone”) and Gordon Douglas King and Jay Louise King (the “Kings”), respectively, each in the amount of $5,000.

On January 31, 2011, February 2, 2011 and February 3, 2011, we entered into Convertible Promissory Notes with Cornerstone, the Kings, and Translink Communications, respectively, each in the amount of $5,000.

All of the Convertible Promissory Notes described above (the “Convertible Notes”) bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective holders thereof, as provided in such Convertible Notes.  If fully converted, the principal amount of each of the Convertible Notes would convert into 500,000 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest), or 2,500,000 shares in aggregate.

Additionally, in February 2011, the Company entered into Amended and Restated Convertible Promissory Notes with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, and Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, which amended and replaced prior Convertible Promissory Notes entered into in with such entities in February 2010, which extended the due date of such Convertible Promissory Notes to February 10, 2012.  The Convertible Promissory Notes bear interest at the rate of 8% per annum, and the principal and accrued interest due under the Convertible Promissory Notes are convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the Convertible Promissory Notes.  If fully converted, the principal amount of each Convertible Note would convert into 1,250,000 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest on such Convertible Note), or 2,500,000 shares in aggregate.

We claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales since the sales of the Convertible Promissory Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Mineral Property Acquisition Agreement

Exhibit 10.2(2)	Convertible Promissory Note with Morgarlan Limited

Exhibit 10.3(2)	Convertible Promissory Note with Little Bay Consulting SA

Exhibit 10.4*	Amended and Restated Convertible Promissory Note with Morgarlan Limited

Exhibit 10.5*	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

Exhibit 10.6*	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

Exhibit 10.7*	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

Exhibit 10.8*	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

Exhibit 10.9*	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

Exhibit 10.10*	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SANDALWOOD VENTURES, LTD.

DATED: February 22, 2011	By: /s/ Edwin Slater
Edwin Slater
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer/Principal Accounting Officer, Treasurer, Secretary and Director