Form 10-Q
period 2011-03-31
Sandalwood Ventures
filed 2011-05-23
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 23, 2011, there were 42,707,850 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$1,432	$7,504
Prepaid expenses	209	2,125

Total current assets	1,641	9,629

Total assets	$1,641	$9,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$10,963	$3,925
Convertible notes payable, net of discount of 25,813 and 23,767, respectively	24,187	1,233

Total current liabilities	35,150	5,158

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
42,707,850 shares issued and outstanding	42,708	42,708
Additional paid-in capital	81,449	56,449
Deficit accumulated during the exploration stage	(157,666)	(94,686)
Total stockholders' equity (deficit)	(33,509)	4,471

Total liabilities and stockholders' equity (deficit)	$1,641	$9,629

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF EXPENSES
(Unaudited)

					April 10, 2007
	For the three months ended		For the nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Costs and Expenses

General and administrative expenses	$14,403	$16,580	$35,666	$41,240	$115,967
Exploration Costs	-	-	2,200	988	15,008

Total costs and expenses	14,403	16,580	37,866	42,228	130,975

Other Income (Expense)
Interest expense	(12,334)	(344)	(25,114)	(344)	(26,691)

Total other income (expense)	(12,334)	(344)	(25,114)	(344)	(26,691)

Net loss	$(26,737)	$(16,924)	$(62,980)	$(42,572)	$(157,666)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	42,707,850	42,707,850	42,707,850	42,707,850

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 10, 2007 (Inception) to March 31, 2011
(Unaudited)

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the development stage	Total
Inception	-	$-	$-	$-	$-

Stock issued for cash	40,000,000	40,000.0			40,000
Net loss	-	-		(7,960)	(7,960)

Balances, June 30, 2007	40,000,000	40,000	-	(7,960)	32,040

Issuance of shares for cash, net of
direct issuance costs of $20,000	1,750,000	1,750	13,250	-	15,000
Net loss	-	-	-	(18,782)	(18,782)

Balances, June 30, 2008	41,750,000	41,750	13,250	(26,742)	28,258

Issuance of shares for cash	957,850	958	18,199	-	19,157
Net loss	-	-	-	(12,180)	(12,180)

Balances, June 30, 2009	42,707,850	42,708	31,449	(38,922)	35,235

Beneficial conversion feature of debt	-	-	25,000	-	25,000
Net loss	-	-	-	(55,764)	(55,764)

Balances, June 30, 2010	42,707,850	42,708	56,449	(94,686)	4,471

Beneficial conversion feature of debt	-	-	25,000	-	25,000
Net loss	-	-	-	(62,980)	(62,980)

Balances, March 31, 2011	42,707,850	$42,708	$81,449	$(157,666)	$(33,509)

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			April 10, 2007
	Nine months ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,980)	$(42,572)	$(157,666)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	22,954	172	24,187
Changes in operating assets and liabilities:
Prepaid expenses	1,916	11,206	(209)
Accounts payable and accrued expenses	7,038	(11,126)	10,963
Net cash used in operating activities	(31,072)	(42,320)	(122,725)

Cash flows from financing activities:
Issuance of stock for cash	-	-	74,157
Proceeds from convertible notes payable	25,000	25,000	50,000
Net cash provided by financing activities	25,000	25,000	124,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,072)	(17,320)	1,432

CASH AND CASH EQUIVALENTS, beginning of period	7,504	39,081	-

CASH AND CASH EQUIVALENTS, end of period	$1,432	$21,761	$1,432

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Non-cash investment and financing activities
Beneficial conversion feature of debt	$25,000	$-	$50,000

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 Form 10-K.   The results of operations for the periods ended March 31, 2011 and March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

Basic and Diluted Net Income (Loss) Per Share.

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2011, there were 5,000,000 potential common shares that were anti-dilutive.

Subsequent Events.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

In February 2010, the Company issued two convertible promissory notes (the “Convertible Notes”). Each of the Convertible Notes has a principal amount of $12,500. The Convertible Notes were to mature in February 2011, however, the due date of such notes was subsequently extended to February 2012.  The Convertible Notes bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the Convertible  Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued approximately 1,250,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On October 26 and November 4, 2010, the Company issued two convertible promissory notes (the “Convertible Notes”). Each of the Convertible Notes has a principal amount of $5,000. The Convertible Notes mature on October 26 and November 4, 2011, respectively, and bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the Convertible  Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued 500,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On January 31, February 2 and February 3, 2011 the Company issued three convertible promissory notes (the “Convertible Notes”). Each of the Convertible Notes has a principal amount of $5,000. The Convertible Notes mature on January 31, February 2 and February 3, 2012, respectively, and bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the Convertible Notes into shares of the Company’s common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of the Company’s common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for the Company’s common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued 500,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

The Company evaluated the terms of the Convertible Notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes did not result in a derivative. The Company evaluated the terms of the Convertible Notes and concluded that there was a beneficial conversion feature since the Convertible Notes were convertible into shares of common stock at a discount to the market value of the common stock. The aggregate discounts related to the beneficial conversion feature on the combined notes was originally valued at $50,000 based on their intrinsic value. The discounts related to the beneficial conversion features are being amortized over the term of the notes (one year). For the three month and nine month periods ended March 31, 2011, the Company recognized $11,652 and $22,954, respectively, of interest expense related to the amortization of the discounts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF SANDALWOOD VENTURES, LTD. ("THE COMPANY", "SANDALWOOD", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2011.

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

Material Agreements and Events:

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

Additionally, in February 2011, the Company entered into Amended and Restated Convertible Promissory Notes with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, and Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, which amended and replaced the prior Convertible Promissory Notes entered into in with such entities in February 2010, and which extended the due date of such Convertible Promissory Notes to February 10, 2012.  The Convertible Promissory Notes bear interest at the rate of 8% per annum, and the principal and accrued interest due under the Convertible Promissory Notes are convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective Note Holder as provided in the Convertible Promissory Notes.

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

COMPARISON OF OPERATING RESULTS

COMPARISON OF EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

We generated no revenues for the three months ended March 31, 2011 or the three months ended March 31, 2010, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total costs and expenses consisting solely of general and administrative expenses of $14,403 for the three months ended March 31, 2011, compared to total costs and expenses consisting solely of general and administrative expenses of $16,580 for the three months ended March 31, 2010, a decrease of $2,177 or 13% from the prior period.  Total costs and expenses decreased for the current period mainly as a result of one-time legal and accounting fees for the three months ended March 31, 2010 associated with our Registration Statement and amendments thereto filed with the SEC.

We had total interest expense of $12,334 for the three months ended March 31, 2011, compared to interest expense of $344 for the three months ended March 31, 2010, an increase in interest expense of $11,990 from the prior period, which increase was due to the amortization of the discount on convertible notes issued in February 2010, October 2010, November 2010, January 2011 and February 2011.

We had a net loss of $26,737 for the three months ended March 31, 2011, compared to a net loss of $16,924 for the three months ended March 31, 2010, an increase in net loss of $9,813 or 58% from the prior period, which increase in net loss was due to the $11,990 increase in interest expense offset by the $2,177 decrease in costs and expenses.

COMPARISON OF EXPENSES FOR THE NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2010

We generated no revenues for the nine months ended March 31, 2011 or the nine months ended March 31, 2010, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total costs and expenses of $37,866 for the nine months ended March 31, 2011, compared to total costs and expenses of $42,228 for the nine months ended March 31, 2010.  Total costs and expenses consisted of $35,666 of general and administrative expenses and $2,200 of exploration costs for the nine months ended March 31, 2011, compared to total costs and expenses consisting of general and administrative costs of $41,240 and exploration costs of $988 for the nine months ended March 31, 2010, a decrease in total costs and expenses of $4,362 or 10% from the prior period.  Total costs and expenses decreased for the current period mainly as a result of one-time legal and accounting fees for the nine months ended March 31, 2010 associated with our Registration Statement and amendments thereto filed with the SEC.

We had total interest expense of $25,114 for the nine months ended March 31, 2011, compared to interest expense of $344 for the nine months ended March 31, 2010, which increase in interest expense was due to the amortization of the discount on convertible notes issued in February 2010, October 2010, November 2010, January 2011 and February 2011.

We had a net loss of $62,980 for the nine months ended March 31, 2011, compared to a net loss of $42,572 for the nine months ended March 31, 2010, an increase in net loss of $20,408 or 48% from the prior period, which increase in net loss was due to the $24,770 increase in interest expense offset by the $4,362 decrease in costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $1,641, which included $1,432 of cash and cash equivalents and $209 of prepaid expenses as of March 31, 2011.

We had total liabilities of $35,150, which were solely current liabilities, and which consisted of accounts payable and accrued expenses of $10,963 and $24,187 of convertible notes payable, net of discount of $25,813, as of March 31, 2011.

We had a working capital deficit of $33,509 and a deficit accumulated during the exploration stage of $157,666 as of March 31, 2011.

We had net cash used in operating activities of $31,072 for the nine months ended March 31, 2011, which consisted of net loss of $62,980 offset by $22,954 of amortization of debt discount, $1,916 of prepaid expenses and $7,038 of increase in accounts payable and accrued expenses.

We had $25,000 in net cash provided by financing activities for the nine months ended March 31, 2011, solely in connection with funds raised in connection with the sale of the October 2010, November 2010, January 2011 and February 2011 Convertible Notes.

From September 2007 to November 2008, we sold an aggregate of 2,707,850 units, each consisting of one (1) share of common stock, and one (1) two year Class A Warrant with an exercise price of $0.05 per share (each a “Warrant,” and collectively with the shares, referred to hereinafter as the "Units"), for aggregate net consideration of approximately $34,157 ($54,157 of gross proceeds net of $20,000 of direct issuance costs) or $0.02 per Unit in offshore transactions pursuant to Regulation S of the Securities Act of 1933, as amended, to an aggregate of 32 shareholders.   An aggregate of Warrants to purchase 375,000 shares expired unexercised in September 2009, additional Warrants to purchase 1,065,000 shares expired unexercised in November 2009, Warrants to purchase an additional 310,000 shares expired unexercised in December 2009, and the remaining Warrants expired unexercised in November 2010.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified and continue to have the following material weaknesses in our internal controls over financial reporting:

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

THERE IS SUBSTANTIAL DOUBT AS TO WHETHER WE CAN CONTINUE AS A GOING CONCERN.

We have generated no revenues since our inception in April 2007, had a working capital deficit of $33,509 as of March 31, 2011, had net losses of $26,737 and $62,980 for the three and nine months ended March 31, 2011, respectively, and a net loss of $157,666 for the period from inception to March 31, 2011.  We also had a deficit accumulated during the exploration stage of $157,666 as of March 31, 2011.  These factors among others indicate that there is substantial doubt as to whether we may be able to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

As an exploration stage company, we have no revenues or profits to date. We had a working capital deficit of $33,509 as of March 31, 2011, had net losses of $26,737 and $62,980 for the three and nine months ended March 31, 2011, respectively, and a net loss of $157,666 for the period from inception to March 31, 2011.  We also had a deficit accumulated during the exploration stage of $157,666 as of March 31, 2011.   We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned, which does not include the funds we will require to repay the Convertible Notes (described above) and such required funding may not be able to be raised on favorable terms, if at all.  However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “SWDZ” since March 2010, only a minimum number of shares of common stock have traded and there is currently no active public market for our common stock. There may not be an active public market for our common stock in the future. If there is an active market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Mineral Property Acquisition Agreement

Exhibit 10.2(2)	Convertible Promissory Note with Morgarlan Limited

Exhibit 10.3(2)	Convertible Promissory Note with Little Bay Consulting SA

Exhibit 10.4(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

Exhibit 10.5(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

Exhibit 10.6(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

Exhibit 10.7(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

Exhibit 10.8(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

Exhibit 10.9(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

Exhibit 10.10(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Attached hereto.

(1) Filed as an exhibit to the Company’s Form S-1 Registration Statement, filed with the Commission on October 19, 2009, and incorporated by reference herein.

(2) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 22, 2010, and incorporated by reference herein.

(3) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 23, 2011, and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDALWOOD VENTURES, LTD.

DATED: May 23, 2011	By: /s/ Edwin Slater
Edwin Slater
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer/Principal Accounting Officer, Treasurer, Secretary and Director