Form 10-K
period 2011-06-30
Sandalwood Ventures
filed 2011-10-11
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 000-54507

SANDALWOOD VENTURES, LTD.
(Name of registrant in its charter)

Nevada	1000	68-0679096
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

Riverside House, Riverside Drive
Aberdeen, United Kingdom AB11 7LH
(Address of principal executive offices)

Telephone: +44-122-422-4328
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF
THE EXCHANGE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF
THE EXCHANGE ACT:

Common Stock, $0.001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [   ] No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ].

The issuer's revenues for the most recent fiscal year ended June 30, 2011 were $0.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of December 31, 2010, the end of the issuer’s most recently completed second fiscal quarter, was $0 as there was no market for the issuer’s common equity as of December 31, 2010.

At October 5, 2011, there were 42,707,850 shares of the Issuer's common stock outstanding.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15. EXHIBITS	31

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2011. AS USED HEREIN, THE "COMPANY," “SANDALWOOD,” "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO SANDALWOOD VENTURES, LTD.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in one mineral claim known as the "Sandalwood 1 Lode Claim,” totaling 20 acres located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern corner of the State of Nevada, U.S.A. Our plan of operation is to conduct mineral exploration activities on the Sandalwood 1 Lode Claim in order to assess whether it possesses mineral deposits of lead, zinc, copper or silver in commercial quantities capable of commercial extraction.

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

The Sandalwood 1 Lode Claim was acquired by us in April 2007, for a total of $6,000 US from Mr. Larry Sostad. Subsequent to the purchase of the claim from Mr. Sostad, we contracted with Mr. Sostad's company, Diamond S. Holdings, Ltd. ("Diamond") to perform any necessary exploration work on the Sandalwood 1 Lode Claim. Mr. Sostad passed away in April 2011, and his son is currently in control of Diamond and performing exploration activities on behalf of Diamond.  Diamond previously contracted with Laurence Sookochoff, who along with Diamond, has conducted all exploration activities on our property to date, and who will conduct the following planned activities described below, subsequent to the date of this report, funding permitting.

The Sandalwood 1 Lode Claim currently has an expiration date of September 1, 2012 and in order to maintain the claim in good standing it will be necessary for us to coordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claim with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claim.

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
Total estimated cost $23,500

Phase III

Test diamond drilling of the prime targets.  Diamond drilling is required to test the extent of mineralization to depth. We anticipate the drill hole locations being determined based on the results of, and the interpretation of, the previous exploration we plan to conduct in Phases I and II.

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

Exploration Work

All exploration work to be completed by us on our claim will be conducted by or under the supervision of Laurence Sookochoff.

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

Patents, Trademarks And Licenses

We have no patents, trademarks or licenses. We do own the mineral rights to the Sandalwood 1 Lode Claim, described above.

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

Additionally, in February 2011, the Company entered into Amended and Restated Convertible Promissory Notes with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, and Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, which amended and replaced the prior Convertible Promissory Notes entered into with such entities in February 2010, and which extended the due date of such Convertible Promissory Notes to February 10, 2012.

In April and June 2011, the Company entered into two Convertible Promissory Notes with Cornerstone in the aggregate amount of $20,000.  In May 2011, the Company entered into a Convertible Promissory Note with MIH Holdings Ltd. in the amount of $10,000.

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

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, the limited capital we have raised, and the capital we hope will be available to us from our principals, if any, may not be adequate for our long-term growth.   If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock, similar to the Convertible Notes (described above, collectively the “Notes”).  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.  Furthermore, we currently owe an aggregate of $80,000 (not including accrued and unpaid interest) under the Notes which amount is due on various dates between October 2011 and June 2012.  In the event we are unable to repay the Notes when due or extend such Notes, we may be forced to curtail or abandon our business plan. Additionally, the Notes are convertible into shares of our common stock at a conversion price of $0.01 per share, and the conversion of such Notes (and accrued and unpaid interest thereon) could cause substantial dilution to our then shareholders.

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

There Is Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have generated no revenues since our inception in April 2007. We had a working capital deficit of $19,312 and a deficit accumulated during the exploration stage of $173,469 as of June 30, 2011.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $71,102 as of June 30, 2011.  We had a net loss of $78,783 for the year ended June 30, 2011 and a net loss of $55,764 for the year ended June 30, 2010.  These factors among others indicate that there is substantial doubt as to whether we may be able to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

Mr. Slater, Our Sole Officer And Director, Exercises Majority Voting Control Over The Company And Therefore Will Exercise Control Over Corporate Decisions Including The Appointment Of New Directors.

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

Our Sole Officer And Director Has Other Employment Outside Of The Company, And As Such, May Not Be Able To Devote Sufficient Time To Our Operations.

Edwin Slater, our President, Chief Executive Officer and sole Director, is currently our only employee. Further, Mr. Slater currently has employment outside of the Company.  As such, Mr. Slater only spends approximately 10 to 15 hours per week on Company matters; and as such, he may not be able to devote a sufficient amount of time to our operations.  This may be exacerbated by the fact that Mr. Slater is currently our only officer.  If Mr. Slater is not able to spend a sufficient amount of his available time on our operations, we may not ever generate any revenue and/or any investment in the Company could become worthless.

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

Our Growth Will Place Significant Strains On Our Resources.

The Company is currently in the exploration stage, with only limited operations, and has not generated any revenues since inception in April 2007. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as Edwin Slater is our only officer and Director; and the Company will likely continue to have limited employees in the future. Moving forward, the Company's systems, procedures or controls may not be adequate to support the Company's operations and/or the Company may be unable to achieve the rapid execution necessary to successfully implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its operations, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

Our Articles Of Incorporation, And Bylaws, As Amended, Limit The Liability Of, And Provide Indemnification For, Our Officers And Directors.

Our Articles of Incorporation, generally limit our officer’s and Director’s personal liability to the Company and its stockholders for breach of fiduciary duty as an officer or Director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Articles of Incorporation, as amended, and Bylaws, as amended, provide indemnification for our officers and Directors to the fullest extent authorized by the Nevada General Corporation Law against all expense, liability, and loss, including attorney's fees, judgments, fines, excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or Director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or Director is made a party or is threatened to be made a party, or in which the officer or Director is involved by reason of the fact that he is or was an officer or Director of the Company, or is or was serving at the request of the Company as an officer or director of another corporation or of a partnership, joint venture, trust or other enterprise whether the basis of the Proceeding is an alleged action in an official capacity as an officer or Director, or in any other capacity while serving as an officer or Director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company's assets. Stockholders who have questions regarding the fiduciary obligations of the officers and Directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Securities Act of 1933, as amended, and the rules and regulations thereunder is against public policy and therefore unenforceable.

As We Are A Public Reporting Company, We Will Incur Significant Costs In Connection With Compliance With Section 404 Of The Sarbanes Oxley Act, And Our Management Will Be Required To Devote Substantial Time To New Compliance Initiatives.

We are subject to among other things, the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and will incur significant legal, accounting and other expenses in connection with such requirements.  The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur additional accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that we only have one officer and Director, who has no experience as an officer or Director of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.   Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Relating To the Company’s Operations

We May Not Find Any Commercial Quantities Of Minerals In The Future, And May Not Generate Any Profits, Which May Force Us To Curtail Our Business Plan.

As an exploration stage company, we have no revenues or profits to date.  We had a working capital deficit of $19,312 and a deficit accumulated during the exploration stage of $173,469 as of June 30, 2011.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $71,102 as of June 30, 2011.  We had a net loss of $78,783 for the year ended June 30, 2011 and a net loss of $55,764 for the year ended June 30, 2010.  We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned, which does not include the funds we will require to repay the Convertible Notes (described above) and such required funding may not be able to be raised on favorable terms, if at all.  However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Our Planned Exploration And Development Activities May Be Adversely Effected By Inclement Weather In And Around Our Claim.

The temperatures on our claim are typical of a desert climate, with relative high temperatures and low participation. Inclement weather at our claim or the airports in and around our claim may make it more difficult for us to obtain the materials we will require for any of our planned exploration activities, and/or for our personnel to visit our claim. As a result, if there is an abnormal amount of rain, a lack of rain, and/or inclement weather on our claim or particularly bad winter weather at the airports surrounding our claim, we could be forced to expend additional finances dealing with such rainfall or drought on our claim and with the delays such abnormal rainfall could have on our then operations, if any. The expenses associated with inclement weather on our claim could cause our revenues, if any, to decline and/or cause us to curtail or abandon our business operations.

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

We have previously had issues with the expiration of and lapse of rights associated with our mining claim due to our failure to file required reports and make required payments to the State of Nevada.  Currently, our mineral claim is in good standing and has an expiration date of September 1, 2012. In order to maintain the claim in good standing it will be necessary for us to coordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claim with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim prior to September 1, 2012.  Failure to perform and record valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claim, which could prevent us from carrying out our business plan and would likely cause any investment in us to become worthless.  While we have been successful in the past in re-establishing rights to our claim, if in the future, the rights to our claim lapses and another person or entity attempts to establish rights to our claim, we could be forced to curtail or abandon our planned operations or acquire rights to another claim, which may not be as promising as our current claim.

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

If We Are Late In Filing Our Quarterly Or Annual Reports With The Securities And Exchange Commission Or A Market Maker Fails To Quote Our Common Stock On The Over-The-Counter Bulletin Board For A Period Of More Than Four Days, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB.  As we were late in filing our Form 10-Q for the quarter ending December 31, 2010 and because we failed to timely comply with OTCBB rules requiring us to be “required” to file reports with the SEC (which we complied with by filing a Form 8-A and becoming subject to Section 12 of the Securities Exchange Act of 1934, as amended, reporting obligations in September 2011), if we are late in our filings one additional time prior to the filing of our Form 10-Q for the quarter ended March 31, 2013 or three times in any subsequent 24 month and are de-listed from the OTCBB period or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 2. PROPERTIES

Office Space:

The Company leases office space (which supplies the Company with a phone and mail forwarding service) at Riverside house, Riverside Drive, Aberdeen, United Kingdom, for which the Company pays approximately $225 per month.

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

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 250,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 50,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).  As of October 5, 2011, we had 42,707,850 shares of Common Stock and no shares of Preferred Stock issued and outstanding.

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

None.

Recent Sales of Unregistered Securities

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

In April and June 2011, the Company entered into two Convertible Promissory Notes with Cornerstone in the aggregate amount of $20,000.  In May 2011, the Company entered into a Convertible Promissory Note with MIH Holdings Ltd. in the amount of $10,000.

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

COMPARISON OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2011 COMPARED TO THE YEAR ENDED JUNE 30, 2010

We generated no revenues for the year ended June 30, 2011 or the year ended June 30, 2010, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total costs and expenses of $48,945 for the year ended June 30, 2011, compared to $54,187 for the year ended June 30, 2010.  Total costs and expenses consisted of $46,745 of general and administrative expenses and $2,200 of exploration costs for the year ended June 30, 2011, compared to general and administrative costs of $53,199 and exploration costs of $988 for the year ended June 30, 2010, a decrease in total costs and expenses of $5,242 or 9.7% from the prior period.  Total costs and expenses decreased for the current period mainly as a result of one-time legal and accounting fees for the year ended June 30, 2010 associated with our Registration Statement and amendments thereto filed with the SEC.

We had total interest expense of $29,838 for the year ended June 30, 2011, compared to $1,577 for the year ended June 30, 2010, which increase in interest expense was due to the amortization of the discount on convertible notes issued in February 2010, October 2010, November 2010, January 2011, February 2011, April 2011, May 2011 and June 2011.

We had a net loss of $78,783 for the year ended June 30, 2011, compared to a net loss of $55,764 for the year ended June 30, 2010, an increase in net loss of $23,019 or 41.2% from the prior period, which increase in net loss was due to the $28,261 increase in interest expense, partially offset by the $5,242 decrease in costs and expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $13,726 as of June 30, 2011, which was solely due to $13,726 of cash and cash equivalents.

We had total liabilities of $33,038 as of June 30, 2011,  which were solely current liabilities, and which consisted of accounts payable and accrued expenses of $4,828 and $28,210 of convertible notes payable, net of discount of $51,790, as of June 30, 2011.

We had a working capital deficit of $19,312 and a deficit accumulated during the exploration stage of $173,469 as of June 30, 2011.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $71,102 as of June 30, 2011.

We had net cash used in operating activities of $48,778 for the year ended June 30, 2011, which consisted of net loss of $78,783, partially offset by $26,977 of amortization of debt discount, $2,125 of prepaid expenses and $903 of increase in accounts payable and accrued expenses.

We had $55,000 in net cash provided by financing activities for the year ended June 30, 2011, solely in connection with funds raised in connection with the sale of the October 2010, November 2010, January 2011, February 2011, April 2011, May 2011 and June 2011 Convertible Notes.

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

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “Convertible Notes”).  In February 2011, the Company entered into Amended and Restated Convertible Notes with the Note Holders, and as a result, the Convertible Notes bear interest at the rate of 8% per annum, and are due and payable on February 10, 2012.

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

In April and June 2011, the Company entered into two Convertible Promissory Notes with Cornerstone in the aggregate amount of $20,000.  In May 2011, the Company entered into a Convertible Promissory Note with MIH Holdings Ltd. in the amount of $10,000.

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

We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital for fiscal 2012, we will be restricted in the implementation of our exploration plan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
OF SANDALWOOD VENTURES, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Sandalwood Ventures, Ltd.
(An Exploration Stage Company)
Aberdeen, United Kingdom

We have audited the accompanying balance sheets of Sandalwood Ventures, Ltd. (the “Company”) as of June 30, 2011 and 2010, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended and for the period from inception (April 10, 2007) to June 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sandalwood Ventures, Ltd. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from inception (April 10, 2007) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no revenues and has accumulated losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
October 6, 2011

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$13,726	$7,504
Prepaid expenses	-	2,125

Total current assets	13,726	9,629

Total assets	$13,726	$9,629

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$4,828	$3,925
Convertible notes payable, net of discount of $51,790 and $23,767, respectively	28,210	1,233

Total current liabilities	33,038	5,158

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
42,707,850 shares issued and outstanding	42,708	42,708
Additional paid-in capital	111,449	56,449
Deficit accumulated during the exploration stage	(173,469)	(94,686)
Total stockholders' equity (deficit)	(19,312)	4,471

Total liabilities and stockholders' equity (deficit)	$13,726	$9,629

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			April 10, 2007
	For the Year Ended		(Inception) to
	June 30,		June 30,
	2011	2010	2011

Costs and expenses
General and administrative expenses	$46,745	$53,199	$127,046
Exploration costs	2,200	988	15,008

Total costs and expenses	48,945	54,187	142,054

Other income (expense)
Interest expense	(29,838)	(1,577)	(31,415)

Net loss	$(78,783)	$(55,764)	$(173,469)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	42,707,850	42,707,850

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 10, 2007 (Inception) to June 30, 2011

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
Issuance of shares for cash	40,000,000	$40,000	$-	$-	$40,000
Net loss	-	-	-	(7,960)	(7,960)

Balances, June 30, 2007	40,000,000	40,000	-	(7,960)	32,040

Issuance of shares for cash, net of
direct issuance costs of $20,000	1,750,000	1,750	13,250	-	15,000
Net loss	-	-		(18,782)	(18,782)

Balances, June 30, 2008	41,750,000	41,750	13,250	(26,742)	28,258

Issuance of shares for cash	957,850	958	18,199	-	19,157
Net loss	-	-	-	(12,180)	(12,180)

Balances, June 30, 2009	42,707,850	42,708	31,449	(38,922)	35,235

Beneficial conversion feature of debt	-	-	25,000	-	25,000
Net loss	-	-	-	(55,764)	(55,764)

Balances, June 30, 2010	42,707,850	42,708	56,449	(94,686)	4,471

Beneficial conversion feature of debt	-	-	55,000	-	55,000
Net loss	-	-	-	(78,783)	(78,783)

Balances, June 30, 2011	42,707,850	$42,708	$111,449	$(173,469)	$(19,312)

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			April 10, 2007
			(Inception) to
	Year Ended June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,783)	$(55,764)	$(173,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	26,977	1,233	28,210
Changes in operating assets and liabilities:
Prepaid expenses	2,125	9,081	-
Accounts payable and accrued expenses	903	(11,127)	4,828
Net cash used in operating activities	(48,778)	(56,577)	(140,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	74,157
Proceeds from convertible notes payable	55,000	25,000	80,000
Net cash provided by financing activities	55,000	25,000	154,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,222	(31,577)	13,726

CASH AND CASH EQUIVALENTS, beginning of period	7,504	39,081	-

CASH AND CASH EQUIVALENTS, end of period	$13,726	$7,504	$13,726

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Non-cash investing and financing activities
Beneficial conversion feature of debt	$55,000	$25,000	$80,000

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization
Sandalwood Ventures, Ltd. (“Sandalwood" or the "Company") was incorporated on April 10, 2007 under the laws of the State of Nevada for the purpose of acquiring, exploring and developing mining properties. The Company's fiscal year end is June 30. The Company is an Exploration Stage Company.

Principles of Accounting
These financial statements are stated in U.S. Dollars and have been prepared by management on the accrual basis in accordance with United States generally accepted accounting principles (“US GAAP”).

Accounting Estimates
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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date, the Company has not experienced any losses on its balances.

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

Basic and Diluted Net Income (Loss) Per Share (“EPS”)
Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2011 and 2010, there were -0- and 3,457,850, respectively, potential common shares that were anti-dilutive.

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

Income Taxes
An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Subsequent Events
Management has evaluated all transactions from June 30, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of its consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 – CONVERTIBLE NOTES PAYABLE

In February 2010, the Company issued two convertible promissory notes. Each of the convertible notes has a principal amount of $12,500. The convertible notes matured in February 2011, and were superseded and replaced by amended and restated promissory notes due in February 2012.  The notes bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance of the Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would each be issued approximately 1,250,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On October 26, 2010 and November 4, 2010, the Company issued two convertible promissory notes. Each of the convertible notes has a principal amount of $5,000. The convertible notes mature on October 26, 2011 and November 4, 2011 and bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would each be issued 500,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On January 31, 2011, February 2, 2011 and February 3, 2011, the Company issued three convertible promissory notes. Each of the convertible notes has a principal amount of $5,000. The convertible notes mature on January 31, 2012, February 2, 2012 and February 3, 2012, respectively, and bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would each be issued 500,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

In April, May and June 2011, the Company issued three convertible promissory notes. A note dated April 19, 2011 has a principal amount of $8,000, matures in April 2012, and bears interest at the rate of 8% per annum. A note dated May 25, 2011 has a principal amount of $10,000, matures in May 2012, and bears interest at the rate of 8% per annum. The third note is dated June 3, 2011, has a principal amount of $12,000, matures in June 2012, and bears interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders of the notes have the option of converting all or any portion of the unpaid balance of the Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would be issued 800,000, 1,000,000, and 1,200,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

The Company evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the convertible notes did not result in a derivative. The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature was valued at $55,000 based on intrinsic value. The discount related to the beneficial conversion feature is being amortized over the term of the debt (one year). For the years ended June 30, 2011 and 2010, the Company recognized $28,210 and $1,233, respectively, of interest expense related to the amortization of the discount.

NOTE 3 – PREFERRED STOCK, COMMON STOCK AND WARRANTS

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

In April 2007, the Company issued 40,000,000 shares of common stock to the Company’s Chief Executive Officer at $0.001 per share for cash proceeds of $40,000.

In September 2007, the Company issued 375,000 shares of common stock at $0.02 per share for cash proceeds of $7,500.

In November 2007, the Company issued 1,065,000 shares of common stock at $0.02 per share for cash proceeds of $21,300.

In December 2007, the Company issued 310,000 shares of common stock at $0.02 per share for cash proceeds of $6,200.

In connection with the stock sales in fiscal 2008, the Company paid $20,000 of direct issuance costs.

In November 2008, the Company issued 957,850 shares of common stock at $0.02 per share for cash proceeds of $19,157.

The following table is an analysis of warrants for the purchase of the Company's common stock for the years ended June 30, 2011 and 2010:

	Warrants	Weighted Average Exercise Price
Outstanding, June 30, 2009	2,707,850	$0.05
Expired/Cancelled	(1,750,000)	$0.05
Outstanding, June 30, 2010	957,850	$0.05
Expired/Cancelled	(957,850)	$0.05
Outstanding, June 30, 2011	–	$–

NOTE 4 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company has net operating losses of approximately $145,000 as of June 30, 2011 which begin expiring in 2027. The potential benefit of the Company's net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward.

The following table sets forth a reconciliation of the statutory federal income tax to the provision for income taxes for the years ended June 30, 2011 and 2010:

	2011	2010
Statutory rate	34%	34%
Income tax benefit at statutory rate	$34,832	$18,960
Amortization of debt discount	(17,218)	-
Impact of federal graduated tax rates	(9,662)	(10,019)
Valuation allowance	(7,952)	(8,941)
Provision for income taxes	$-	$-

Significant components of the deferred tax assets as of June 30, 2011 and 2010 are:

	2011	2010
Deferred tax assets and liabilities:
Net operating loss carryforwards	$49,300	$20,443
Valuation allowance	(49,300)	(20,443)
Net deferred tax assets	$-	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Effective as of June 30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at June 30, 2011:

(1)	lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors capable to perform the audit function; and

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in fiscal 2011. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company (1) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to provide expert advice.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of our Director and executive officer. There are no other persons who can be classified as a promoter or controlling person of us. Our executive officer and Director currently serving is as follows:

NAME	AGE	POSITION

Edwin Slater	38	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director

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

Qualifications:

Mr. Slater has been running the day to day operations of the Company as an officer and Director since its inception in 2007. He continues to look for new avenues to grow the Company. He has also continued to work within the oil and gas industry in the United Kingdom.

-------------------------------------

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

Involvement in Certain Legal Proceedings

Our Director and executive officer has not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Board Meetings and Annual Meeting

During the fiscal year ended June 30, 2011, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2011.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended June 30, 2011 by the unanimous written consent of its Board of Directors.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act of 1934, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on a review of the copies of such reports furnished to us, Edwin Slater is the sole individual or entity currently subject to Section 16(a) filing requirements.  Mr. Slater inadvertently failed to timely file his Form 3 reporting his initial ownership of our common stock, which Form 3 was subsequently filed on October 5, 2011.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table:

Name and principal position (a)	Year ended June 30 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Edwin Slater CEO, CFO, President, Secretary Treasurer and Director	2011	-	-	-	-	-	-	-	$-
	2010	-	-	-	-	-	-	-	$-

The table above does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  During the periods indicated, the Company had no Directors who did not also serve as executive officers of the Company, whose total compensation as provided above, included compensation for services as Directors of the Company (if any).

Summary of Compensation

Sandalwood Ventures, Ltd. was incorporated in April 2007 and has paid no compensation to any executive or Director to date.   There have been no material changes in the Company’s compensation policies and payments/awards since June 30, 2011, the end of the Company’s last fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of October 5, 2011 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 42,707,850 shares outstanding as of October 5, 2011, (ii) each of our Directors, (iii) each named executive officer and (iv) all Directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Edwin Slater Riverside House, Riverside Drive Aberdeen, United Kingdom AB11 7LH	40,000,000	93.7%
All Officers and Directors as a Group (1 individual)	40,000,000	93.7%

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

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer and Director and significant stockholders.  However, all of the transactions described above were approved and ratified by our Board of Directors, consisting solely of Mr. Slater.  In connection with the approval of the transaction described above, our Director took into account several factors, including his fiduciary duty to the Company; the relationship of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available (if applicable); and the terms the Company could receive from an unrelated third party.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended June 30, 2011 and 2010 for professional services rendered by our independent principal accountants, GBH CPAs, PC, for the audit of our annual financial statements as included in our Annual Report on Form 10-K and the review of the financial statements included in our Quarterly Reports on Form 10-Q, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $15,500 and $16,000, respectively.

AUDIT RELATED FEES

The aggregate fees billed for the fiscal years ended June 30, 2011 and 2010 for audit related fees rendered by GBH CPAs, PC were $1,815 and $0, respectively.

TAX FEES

None.

ALL OTHER FEES

None.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Mineral Property Acquisition Agreement

Exhibit 10.2(2)	Convertible Promissory Note with Morgarlan Limited

Exhibit 10.3(2)	Convertible Promissory Note with Little Bay Consulting SA

Exhibit 10.4(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

Exhibit 10.5(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

Exhibit 10.6(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

Exhibit 10.7(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

Exhibit 10.8(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

Exhibit 10.9(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

Exhibit 10.10(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

Exhibit 10.11*	Convertible Promissory Note with Cornerstone Global Investments (Effective April 19, 2011)

Exhibit 10.12*	Convertible Promissory Note with MIH Holdings Ltd. (Effective May 25, 2011)

Exhibit 10.13*	Convertible Promissory Note with Cornerstone Global Investments (Effective June 3, 2011)

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SANDALWOOD VENTURES, LTD.

DATED: October 11, 2011	By: /s/ Edwin Slater
Edwin Slater
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer/Principal Accounting Officer, Treasurer, Secretary and Director