Form 10-Q
period 2011-09-30
Sandalwood Ventures
filed 2011-11-14
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Telephone: +44-122-422-4328
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No   ☐

At November 8, 2011, there were 42,707,850 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$5,197	$13,726
Prepaid expenses	1,508	-
Total assets	$6,705	$13,726

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$11,642	$4,828
Convertible notes payable, net of discount of $44,401 and $51,790	35,599	28,210
Total current liabilities	47,241	33,038

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
42,707,850 shares issued and outstanding	42,708	42,708
Additional paid-in capital	111,449	111,449
Deficit accumulated during the exploration stage	(194,693)	(173,469)
Total stockholders' deficit	(40,536)	(19,312)

Total liabilities and stockholders' deficit	$6,705	$13,726

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			April 10, 2007
	For the three months ended		(Inception) to
	September 30,		September 30,
	2011	2010	2011

Costs and Expenses

General and administrative expenses	$11,413	$3,581	$138,459
Exploration costs	-	-	15,008

Total costs and expenses	11,413	3,581	153,467

Other income (expense)
Interest expense	(9,811)	(3,815)	(41,226)

Net loss	$(21,224)	$(7,396)	$(194,693)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	42,707,850	42,707,850

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Period from April 10, 2007 (Inception) to September 30, 2011
(Unaudited)

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital	Deficit accumulated during the exploration stage	Total
Issuance of shares for cash	40,000,000	$40,000	$-	$-	$40,000
Net loss	-	-	-	(7,960)	(7,960)

Balances, June 30, 2007	40,000,000	40,000	-	(7,960)	32,040

Issuance of shares for cash, net of	1,750,000	1,750	13,250	-	15,000
direct issuance costs of $20,000
Net loss	-	-		(18,782)	(18,782)

Balances, June 30, 2008	41,750,000	41,750	13,250	(26,742)	28,258

Issuance of shares for cash	957,850	958	18,199	-	19,157
Net loss	-	-	-	(12,180)	(12,180)

Balances, June 30, 2009	42,707,850	42,708	31,449	(38,922)	35,235

Beneficial conversion feature of debt	-	-	25,000	-	25,000
Net loss	-	-	-	(55,764)	(55,764)

Balances, June 30, 2010	42,707,850	42,708	56,449	(94,686)	4,471

Beneficial conversion feature of debt	-	-	55,000	-	55,000
Net loss	-	-	-	(78,783)	(78,783)

Balances, June 31, 2011	42,707,850	$42,708	$111,449	$(173,469)	$(19,312)
Net loss				(21,224)	(21,224)

Balances, September 30, 2011	42,707,850	$42,708	$111,449	$(194,693)	$(40,536)

The accompanying notes are an integral part of these financial statements.

SANDALWOOD VENTURES, LTD.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			April 10, 2007
	Three months ended		(Inception) to
	September 30,		September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,224)	$(7,396)	$(194,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	7,389	2,955	35,599
Changes in operating assets and liabilities:
Prepaid expenses	(1,508)	639	(1,508)
Accounts payable and accrued expenses	6,814	226	11,642
Net cash used in operating activities	(8,529)	(3,576)	(148,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	74,157
Proceeds from convertible notes payable	-	-	80,000
Net cash provided by financing activities	-	-	154,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,529)	(3,576)	5,197

CASH AND CASH EQUIVALENTS, beginning of period	13,726	7,504	-

CASH AND CASH EQUIVALENTS, end of period	$5,197	$3,928	$5,197

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Non-cash investment and financing activities
Beneficial conversion feature of debt	-	-	$80,000

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 Form 10-K.   The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Basic and Diluted Net Income (Loss) Per Share.

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2011 and 2010, respectively, there were -0- and 957,850 potential common shares that were anti-dilutive.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

In February 2010, the Company issued two convertible promissory notes. Each of the convertible notes has a principal amount of $12,500. The convertible notes matured in February 2011, and were superseded and replaced by amended and restated Convertible Notes due in February 2012.  The convertible notes bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance of  the Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued approximately 1,250,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On October 26 and November 4, 2010, the Company issued two convertible promissory notes. Each of the convertible notes has a principal amount of $5,000. The Convertible Notes bear interest at the rate of 8% per annum and matured on October 26 and November 4, 2011, respectively, and have not been repaid or extended to date. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the Convertible  Notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued 500,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On January 31, February 2 and February 3, 2011, the Company issued three convertible promissory notes. Each of the Convertible Notes has a principal amount of $5,000. The convertible notes mature on January 31, February 2 and February 3, 2012, respectively, and bear interest at the rate of 8% per annum.  At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible  notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would each be issued 500,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

In April, May and June 2011, the Company issued three convertible promissory notes. A note dated April 19, 2011 has a principal amount of $8,000, matures in April 2012, and bears interest at the rate of 8% per annum. A note dated May 25, 2011 has a principal amount of $10,000, matures in May 2012, and bears interest at the rate of 8% per annum.  The third note is dated June 3, 2011 has a principal amount of $12,000, matures in June 2012, and bears interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible  notes into shares of Sandalwood common stock at a conversion price equal to $0.01 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would be issued 800,000, 1,000,000, and 1,200,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

The Company evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes did not result in a derivative. The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the combined notes was valued at $80,000 based on intrinsic value. The discount related to the beneficial conversion feature is being amortized over the term of the debt (one year). For the three month period ended September 30, 2011, the Company recognized $7,389 of interest expense related to the amortization of the discount.

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

In September 2007, the Company issued 375,000 shares of common stock at $0.02 per share for cash proceeds of $7,500. The Company also granted warrants to purchase 375,000 shares of the Company’s common stock at an exercise price of $0.05 per share, which expired in September 2009.

In November 2007, the Company issued 1,065,000 shares of common stock at $0.02 per share for cash proceeds of $21,300. The Company also granted warrants to purchase 1,065,000 shares of the Company’s common stock at an exercise price of $0.05 per share, which expired in December 2009.

In December 2007, the Company issued 310,000 shares of common stock at $0.02 per share for cash proceeds of $6,200. The Company also granted warrants to purchase 310,000 shares of the Company’s common stock at an exercise price of $0.05 per share, which expired in December 2009.

In November 2008, the Company issued 957,850 shares of common stock at $0.02 per share for cash proceeds of $19,157. The Company also granted warrants to purchase 957,850 shares of the Company’s common stock at an exercise price of $0.05 per share, which expired in November 2010.

In connection with the stock sales in fiscal 2008, the Company paid $20,000 of direct issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

All statements in this discussion that are not historical are forward-looking statements. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "Risk Factors." although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements. References in this Form 10-Q, unless another date is stated, are to September 30, 2011. As used herein, the "Company," “Sandalwood,” "we," "us," "our" and words of similar meaning refer to Sandalwood Ventures, Ltd.

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

Material Agreements and Events:

On October 26, 2010 and November 4, 2010, we entered into Convertible Promissory Notes with Cornerstone Global Investments (“Cornerstone”) and Gordon Douglas King and Jay Louise King (the “Kings”), respectively, each in the amount of $5,000. The Convertible Promissory Notes matured on October 26 and November 4, 2011, respectively, and have not been repaid or extended to date.

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

All of the Convertible Promissory Notes described above (the “Convertible Notes”) bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates, unless otherwise described above.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective holders thereof, as provided in such Convertible Notes.

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

COMPARISON OF OPERATING RESULTS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

We generated no revenues for the three months ended September 30, 2011 or the three months ended September 30, 2010, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total costs and expenses of $11,413 for the three months ended September 30, 2011, compared to $3,581 for the three months ended September 30, 2010.  Total costs and expenses consisted solely of $11,413 of general and administrative expenses for the three months ended September 30, 2011, compared to general and administrative costs of $3,581 for the three months ended September 30, 2010, an increase in total costs and expenses of $7,832 or 219% from the prior period.  Total costs and expenses increased for the current period mainly as a result of legal and accounting fees for the three months ended September 30, 2011 associated with the preparation of our Form 10-K annual report for the year ended June 30, 2011 and costs and expenses associated with bringing our Sandalwood 1 Lode Claim into good standing.

We had total interest expense of $9,811 for the three months ended September 30, 2011, compared to $3,815 for the three months ended September 30, 2010, which increase in interest expense was due to the amortization of the discount on convertible notes issued in February 2010, October 2010, November 2010, January 2011, February 2011, April 2011, May 2011 and June 2011.

We had a net loss of $21,224 for the three months ended September 30, 2011, compared to a net loss of $7,396 for the three months ended September 30, 2010, an increase in net loss of $13,828 or 187% from the prior period, which increase in net loss was due to the $7,832 increase in general and administrative expenses and the $5,996 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $6,705 as of September 30, 2011, which included $5,197 of cash and cash equivalents and $1,508 of prepaid expenses.

We had total liabilities of $47,241 as of September 30, 2011,  which were solely current liabilities, and which consisted of accounts payable and accrued expenses of $11,642 and $35,599 of convertible notes payable, net of discount of $44,401, as of September 30, 2011.

We had a working capital deficit of $40,536 and a deficit accumulated during the exploration stage of $194,693 as of September 30, 2011.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $84,937 as of September 30, 2011.

We had net cash used in operating activities of $8,529 for the three months ended September 30, 2011, which consisted of net loss of $21,224 and increase in prepaid expenses of $1,508, partially offset by $7,389 of amortization of debt discount and $6,814 of increase in accounts payable and accrued expenses.

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

On October 26, 2010 and November 4, 2010, we entered into Convertible Promissory Notes with Cornerstone Global Investments (“Cornerstone”) and Gordon Douglas King and Jay Louise King (the “Kings”), respectively, each in the amount of $5,000 (the “October and November 2010 Notes”). The Convertible Promissory Notes matured on October 26 and November 4, 2011, respectively, and have not been repaid or extended to date.

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

All of the Convertible Promissory Notes described above (the “Convertible Notes”) bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates, unless otherwise stated above.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.01 per share at the option of the respective holders thereof, as provided in such Convertible Notes.

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

The Company’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has no revenues and has accumulated losses since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, the limited capital we have raised, and the capital we hope will be available to us from our principals, if any, may not be adequate for our long-term growth.   If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock, similar to the Convertible Notes (described above, collectively the “Notes”).  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.  Furthermore, we currently owe an aggregate of $80,000 (not including accrued and unpaid interest) under the Notes which amount is due on various dates between October 2011 and June 2012, including an aggregate of $10,000 which was due in October and November 2011, which has not been repaid or extended to date.  In the event we are unable to repay the Notes when due or extend such Notes, we may be forced to curtail or abandon our business plan. Additionally, the Notes are convertible into shares of our common stock at a conversion price of $0.01 per share, and the conversion of such Notes (and accrued and unpaid interest thereon) could cause substantial dilution to our then shareholders.

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

There Is Substantial Doubt As To Whether We Can Continue As A Going Concern.

We have generated no revenues since our inception in April 2007. We had a working capital deficit of $40,536 and a deficit accumulated during the exploration stage of $194,693 as of September 30, 2011.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $84,937 as of September 30, 2011.  We had a net loss of $21,224 for the three months ended September 30, 2011, a net loss of $78,783 for the year ended June 30, 2011 and a net loss of $55,764 for the year ended June 30, 2010.  These factors among others indicate that there is substantial doubt as to whether we may be able to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

As an exploration stage company, we have no revenues or profits to date.  We had a working capital deficit of $40,536 and a deficit accumulated during the exploration stage of $194,693 as of September 30, 2011.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $84,937 as of September 30, 2011.  We had a net loss of $21,224 for the three months ended September 30, 2011, a net loss of $78,783 for the year ended June 30, 2011 and a net loss of $55,764 for the year ended June 30, 2010.  We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned, which does not include the funds we will require to repay the Convertible Notes (described above) and such required funding may not be able to be raised on favorable terms, if at all.  However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

Exhibit 3.1(1)	Articles of Incorporation

Exhibit 3.2(1)	Bylaws

Exhibit 10.1(1)	Mineral Property Acquisition Agreement

Exhibit 10.2(2)	Convertible Promissory Note with Morgarlan Limited

Exhibit 10.3(2)	Convertible Promissory Note with Little Bay Consulting SA

Exhibit 10.4(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

Exhibit 10.5(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

Exhibit 10.6(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

Exhibit 10.7(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

Exhibit 10.8(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

Exhibit 10.9(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

Exhibit 10.10(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

Exhibit 10.11(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective April 19, 2011)

Exhibit 10.12(4)	Convertible Promissory Note with MIH Holdings Ltd. (Effective May 25, 2011)

Exhibit 10.13(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective June 3, 2011)

Exhibit 31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS**	XBRL Instance Document

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Filed as an exhibit to the Company’s Annual Report on Form 10-K, filed with the Commission on October 11, 2011, and incorporated by reference herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDALWOOD VENTURES, LTD.

DATED: November 14, 2011	By: /s/ Edwin Slater
Edwin Slater
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer/Principal Accounting Officer, Treasurer, Secretary and Director