Form 10-Q
period 2011-12-31
Sandalwood Ventures
filed 2012-02-14
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

At February 9, 2012, there were 1,195,819,800 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2011	2011

ASSETS
Current assets
Cash and cash equivalents	$10,054	$13,726
Prepaid expenses	860	-
Total current assets	10,914	13,726

Total assets	$10,914	$13,726

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$17,620	$4,828
Convertible notes payable, net of discount of $50,761 and $51,790, respectively	49,239	28,210
Total current liabilities	66,859	33,038

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 7,000,000,000 shares authorized,
1,195,819,800 shares issued and outstanding	1,195,820	1,195,820
Additional paid-in capital (deficit)	(1,021,663)	(1,041,663)
Deficit accumulated during the exploration stage	(230,102)	(173,469)
Total stockholders' deficit	(55,945)	(19,312)

Total liabilities and stockholders' deficit	$10,914	$13,726

See notes to financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					April 10, 2007
	For the three months ended		For the six months ended		(Inception) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

Costs and Expenses

General and administrative expenses	$17,603	$12,682	$29,016	$21,263	$156,062
Exploration costs	2,500	2,200	2,500	2,200	17,508

Total costs and expenses	20,103	14,882	31,516	23,463	173,570

Other expense
Interest expense	(15,306)	(8,965)	(25,117)	(12,780)	(56,532)

Net loss	$(35,409)	$(23,847)	$(56,633)	$(36,243)	$(230,102)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	1,195,819,800	1,195,819,800	1,195,819,800	1,195,819,800

See notes to financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Period from April 10, 2007 (Inception) to December 31, 2011
(Unaudited)

	Number of Common Shares Issued	Common Stock at Par Value	Additional Paid-in Capital (Deficit)	Deficit Accumulated During the Exploration Stage	Total

Issuance of shares for cash	1,120,000,000	$1,120,000	$(1,080,000)	$-	$40,000
Net loss	-	-	-	(7,960)	(7,960)

Balances, June 30, 2007	1,120,000,000	1,120,000	(1,080,000)	(7,960)	32,040

Issuance of shares for cash , net of direct
issuance costs of $20,000	49,000,000	49,000	(34,000)	-	15,000
Net loss	-	-		(18,782)	(18,782)

Balances, June 30, 2008	1,169,000,000	1,169,000	(1,114,000)	(26,742)	28,258

Issuance of shares for cash	26,819,800	26,820	(7,663)	-	19,157
Net loss	-	-	-	(12,180)	(12,180)

Balances, June 30, 2009	1,195,819,800	1,195,820	(1,121,663)	(38,922)	35,235

Beneficial conversion feature of debt	-	-	25,000	-	25,000
Net loss	-	-	-	(55,764)	(55,764)

Balances, June 30, 2010	1,195,819,800	1,195,820	(1,096,663)	(94,686)	4,471

Beneficial conversion feature of debt	-	-	55,000	-	55,000
Net loss	-	-	-	(78,783)	(78,783)

Balances, June 30, 2011	1,195,819,800	1,195,820	(1,041,663)	(173,469)	(19,312)

Beneficial conversion feature to debt	-	-	20,000	-	20,000
Net loss	-	-	-	(56,633)	(56,633)

Balances, December 31, 2011	1,195,819,800	$1,195,820	$(1,021,663)	$(230,102)	$(55,945)

See notes to financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			April 10, 2007
	Six months ended		(Inception) to
	December 31,		December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,633)	$(36,243)	$(230,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	21,029	11,302	49,239
Changes in operating assets and liabilities:
Prepaid expenses	(860)	1,278	(860)
Accounts payable and accrued expenses	12,792	6,687	17,620
Net cash used in operating activities	(23,672)	(16,976)	(164,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	74,157
Proceeds from convertible notes payable	20,000	10,000	100,000
Net cash provided by financing activities	20,000	10,000	174,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,672)	(6,976)	10,054

CASH AND CASH EQUIVALENTS, beginning of period	13,726	7,504	-

CASH AND CASH EQUIVALENTS, end of period	$10,054	$528	$10,054

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Non-cash investment and financing activities
Beneficial conversion feature of debt	20,000	10,000	100,000

See notes to financial statements.

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 Form 10-K.   The results of operations for the periods ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

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

Basic and Diluted Net Income (Loss) Per Share.

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2011 and 2010, respectively, there were -0-  potential common shares that were anti-dilutive.

Recent Accounting Pronouncements.

The Company has evaluated recent accounting pronouncements and no other accounting standards or interpretations issued or recently adopted are expected to have, or did have a material impact on the Company’s financial position, operations or cash flows.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

In February 2010, the Company issued two convertible promissory notes. Each of the convertible notes has a principal amount of $12,500. The convertible notes matured in February 2011, and were superseded and replaced by amended and restated Convertible Notes due in February 2012.  The convertible notes bear interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance of  the notes into shares of Sandalwood common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued approximately 35,000,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On October 26 and November 4, 2010, the Company issued two convertible promissory notes. Each of the convertible notes has a principal amount of $5,000. The convertible notes bear interest at the rate of 8% per annum and matured on October 26 and November 4, 2011, respectively, and have not been repaid or extended to date. . At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the Convertible Notes into shares of Sandalwood common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued 14,000,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On January 31, February 2 and February 3, 2011, the Company issued three convertible promissory notes. Each of the Convertible Notes has a principal amount of $5,000. The convertible notes bear interest at the rate of 8% per annum and matured on January 31, February 2 and February 3, 2012, respectively, and have not been repaid or extended to date.  At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible notes into shares of Sandalwood common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would each be issued 14,000,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

In April, May and June 2011, the Company issued three convertible promissory notes. A note dated April 19, 2011 has a principal amount of $8,000, matures in April 2012, and bears interest at the rate of 8% per annum.

A note dated May 25, 2011 has a principal amount of $10,000, matures in May 2012, and bears interest at the rate of 8% per annum.  The third note is dated June 3, 2011 has a principal amount of $12,000, matures in June 2012, and bears interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible notes into shares of Sandalwood common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would be issued 22,400,000, 28,000,000, and 33,600,000 shares of Sandalwood common stock, respectively (not including the conversion of any accrued and unpaid interest).

Effective in October, November and December 2011, the Company issued three convertible promissory notes. A note dated October 27, 2011 which has a principal amount of $5,000, matures in October 2012, and bears interest at the rate of 8% per annum. A note dated November 4, 2011 which has a principal amount of $5,000, matures in November 2012, and bears interest at the rate of 8% per annum.  The third note is dated December 22, 2011, has a principal amount of $10,000, matures in December 2012, and bears interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible  notes into shares of Sandalwood common stock at a conversion price equal to $0.000357 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. The conversion price also reflects the effect of a 28:1 forward split of the Company’s common shares which occurred in January 2012 (see Note 5 Subsequent Events). Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would be issued 14,000,000, 14,000,000, and 28,000,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

The Company evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes did not result in a derivative. The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the combined notes was valued at $20,000 based on intrinsic value. The discount related to the beneficial conversion feature is being amortized over the term of the debt (one year). For the three-month and six-month periods ended December 31, 2011, the Company recognized interest expense related to the amortization of the discount of $15,306 and $21,029, respectively.

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

As discussed in Note 5, on January 23, 2012, the Company affected a 28:1 forward stock split of its common stock without adjusting the par value of $0.001. The Company has 7,000,000,000 shares of common stock authorized. All share amounts have been restated to reflect the stock split.

In April 2007, the Company issued 1,120,000,000 shares (40,000,000 shares pre-split) of common stock to the president of the Company at $0.00003571 per share for cash proceeds of $40,000.

In September 2007, the Company issued 10,500,000 shares (375,000 shares pre-split) of common stock at $0.02 per share for cash proceeds of $7,500. The Company granted warrants to purchase 10,500,000 shares (375,000 shares pre-split) of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 10,500,000 shares (375,000 shares pre-split) of common stock expired in September 2009.

In November 2007, the Company issued 29,820,000 shares (1,065,000 shares pre-split) of common stock at $0.02 per share for cash proceeds of $21,300. The Company granted warrants to purchase 29,820,000 shares (1,065,000 shares pre-split) of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 29,820,000 shares (1,065,000 shares pre-split) of common stock expired in December 2009.

In December 2007, the Company issued 8,680,000 shares (310,000 shares pre-split) of common stock at $0.02 per share for cash proceeds of $6,200. The Company granted warrants to purchase 8,680,000 shares (310,000 shares pre-split) of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 8,680,000 (310,000 shares pre-split) of common stock expired in December 2009.

In November 2008, the Company issued 26,819,800 (957,850 shares pre-split) of common stock at $0.02 per share for cash proceeds of $19,157. The Company granted warrants to purchase 26,819,800 shares (957,850 shares pre-split) of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 26,819,800 shares (957,850 shares pre-split) of common stock expired in November 2010.

In connection with the stock sales in fiscal 2008, the Company paid $20,000 of direct issuance costs.

NOTE 5 – SUBSEQUENT EVENTS

In January 2012, the Company’s board of directors approved a 28:1 forward stock split of the Company’s authorized  shares of common stock and issued and outstanding shares of common stock, without adjusting the par value of $0.001 of the Company’s common stock. Accordingly, the Company’s authorized shares of common stock increased from 250,000,000 shares to 7,000,000,000 shares of common stock. Correspondingly, the number of issued and outstanding shares for shareholders of record as of January 23, 2012, increased from 42,707,850 shares of common stock to 1,195,819,800 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

All statements in this discussion that are not historical are forward-looking statements. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "Risk Factors." although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements. References in this Form 10-Q, unless another date is stated, are to December 31, 2011. As used herein, the "Company," “Sandalwood,” "we," "us," "our" and words of similar meaning refer to Sandalwood Ventures, Ltd.

Overview

We were incorporated as Sandalwood Ventures, Ltd. in Nevada in April 2007. We chose to incorporate in Nevada for numerous reasons including the fact that we plan to raise capital in the future in the United States and we believe that we are more attractive to United States investors due to the fact that we are incorporated in the United States.

On January 6, 2012, Edwin Slater, the Company’s sole Director approved the filing of a Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”).  The Certificate of Change affected a 28:1 forward stock split of the Company’s (i) authorized and unissued; and (ii) issued and outstanding, shares of common stock, effective with the Secretary of State of Nevada on January 23, 2012 (the “Forward Split”), pursuant to Nevada Revised Statutes Section 78.209.  The Certificate of Change was effective with FINRA at the open of business on January 26, 2012 (the “FINRA Effectiveness Date”), and as a result, the Company’s common stock on the Over-The-Counter Bulletin Board will trade under the symbol “SWDZD” for 20 business days following the FINRA Effectiveness Date, after which time the symbol will once again become “SWDZ”.

Following the filing and effectiveness of the Certificate of Change and Forward Split, the Company has 7,000,000,000 shares of common stock, $0.001 par value per share authorized (compared to 250,000,000 shares of common stock, $0.001 par value per share authorized prior to the Forward Split)(“Common Stock”); 1,195,819,800 shares of Common Stock issued and outstanding (compared to 42,707,850 shares of Common Stock issued and outstanding prior to the Forward Split); and 50,000,000 authorized shares of preferred stock, $0.001 par value per share, of which no shares are outstanding (which number was not affected by the Forward Split).  Unless otherwise stated, the effects of the Forward Split have been retroactively reflected throughout this report.

Planned Operations

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

Material Agreements and Events:

On October 26, 2010 and November 4, 2010, we entered into Convertible Promissory Notes with Cornerstone Global Investments (“Cornerstone”) and Gordon Douglas King and Jay Louise King (the “Kings”), respectively, each in the amount of $5,000. The Convertible Promissory Notes matured on October 26 and November 4, 2011, respectively, and have not been repaid or extended to date.  If converted into shares of our common stock, the convertible notes would each convert into 14,000,000 shares of our common stock.

On January 31, 2011, February 2, 2011 and February 3, 2011, we entered into Convertible Promissory Notes with Cornerstone, the Kings, and Translink Communications, respectively, each in the amount of $5,000. The Convertible Promissory Notes matured on January 31, February 2 and February 3, 2012, respectively, and have not been repaid or extended to date. If converted into shares of our common stock, the convertible notes would each convert into 14,000,000 shares of our common stock.

Additionally, in February 2011, the Company entered into Amended and Restated Convertible Promissory Notes with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, and Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, which amended and replaced the prior Convertible Promissory Notes entered into with such entities in February 2010, and which extended the due date of such Convertible Promissory Notes to February 10, 2012, which notes have matured to date and have not been repaid or extended to date.  If converted into shares of our common stock, the convertible notes would each convert into 35,000,000 shares of our common stock.

In April and June 2011, the Company entered into two Convertible Promissory Notes with Cornerstone in the aggregate amount of $20,000. If converted into shares of our common stock, the convertible notes would convert into 56,000,000 shares of our common stock. In May 2011, the Company entered into a Convertible Promissory Note with MIH Holdings Ltd. in the amount of $10,000. If converted into shares of our common stock, the convertible note would convert into 28,000,000 shares of our common stock.

Effective October 27, 2011 and December 22, 2011, the Company entered into two Convertible Promissory Notes with MIH Holdings Ltd., in the amounts of $5,000 and $10,000, respectively.  If converted into shares of our common stock, the convertible notes would convert into 14,000,000 and 28,000,000 shares of our common stock, respectively. Effective November 4, 2011, the Company entered into a Convertible Promissory Note with Little Bay in the amount of $5,000.  If converted into shares of our common stock, the convertible note would convert into 14,000,000 shares of our common stock.

All of the Convertible Promissory Notes described above (the “Convertible Notes”) evidence amounts loaned to the Company by the holders of the notes, bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates, unless otherwise described above.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.00035714 per share at the option of the respective holders thereof, as provided in such Convertible Notes.

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

COMPARISON OF OPERATING RESULTS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2010

We generated no revenues for the three months ended December 31, 2011 or the three months ended December 31, 2010, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total costs and expenses of $20,103 for the three months ended December 31, 2011, compared to $14,882 for the three months ended December 31, 2010, an increase of $5,221 or 35% from the prior period.  Total costs and expenses consisted of $17,603 of general and administrative expenses for the three months ended December 31, 2011, compared to general and administrative costs of $12,682 for the three months ended December 31, 2010, an increase in total costs and expenses of $4,921 or 39% from the prior period and $2,500 of exploration costs for the three months ended December 31, 2011 associated with amounts paid in connection with the Sandalwood 1 lode claim, compared to exploration costs of $2,200 for the three months ended December 31, 2010, an increase of $300 or 14% from the prior period.  Total costs and expenses increased for the current period mainly as a result of legal and other fees associated with the Forward Split.

We had total interest expense of $15,306 for the three months ended December 31, 2011, compared to $8,965 for the three months ended December 31, 2010, an increase of $6,341 or 71%, which increase in interest expense was due to the amortization of the discount on convertible notes described below.

We had a net loss of $35,409 for the three months ended December 31, 2011, compared to a net loss of $23,847 for the three months ended December 31, 2010, an increase in net loss of $11,562 or 48% from the prior period, which increase in net loss was mainly due to the $5,221 increase in general and administrative expenses and the $6,341 increase in interest expense.

COMPARISON OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2010

We generated no revenues for the six months ended December 31, 2011 or the six months ended December 31, 2010, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total costs and expenses of $31,516 for the six months ended December 31, 2011, compared to $23,463 for the six months ended December 31, 2010.  Total costs and expenses consisted of $29,016 of general and administrative expenses for the six months ended December 31, 2011, compared to general and administrative costs of $21,263 for the six months ended December 31, 2010, an increase in total costs and expenses of $7,753 or 36% from the prior period and $2,500 of exploration costs for the six months ended December 31, 2011 associated with amounts paid in connection with the Sandalwood 1 lode claim, ,compared to exploration costs of $2,200 for the six months ended December 31, 2010, an increase of $300 or 14% from the prior period.  Total costs and expenses increased for the current period mainly as a result of legal and accounting fees for the six months ended December 31, 2011 associated with the preparation of our Form 10-K annual report for the year ended June 30, 2011, costs and expenses associated with bringing our Sandalwood 1 Lode Claim into good standing and legal and other costs associated with our Forward Split.

We had total interest expense of $25,177 for the six months ended December 31, 2011, compared to $12,780 for the six months ended December 31, 2010, which increase in interest expense was due to the amortization of the discount on the convertible notes described below.

We had a net loss of $56,633 for the six months ended December 31, 2011, compared to a net loss of $36,243 for the six months ended December 31, 2010, an increase in net loss of $20,390 or 56% from the prior period, which increase in net loss was mainly due to the $7,753 increase in general and administrative expenses and the $12,337 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had current assets of $10,914 as of December 31, 2011, which included $10,054 of cash and cash equivalents and $860 of prepaid expenses.

We had total liabilities of $66,859 as of December 31, 2011,  which were solely current liabilities, and which consisted of accounts payable and accrued expenses of $17,620 and $49,239 of convertible notes payable, net of discount of $50,761, as of December 31, 2011.

We had a working capital deficit of $55,945 and a deficit accumulated during the exploration stage of $230,102 as of December 31, 2011.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $106,706 as of December 31, 2011.

We had net cash used in operating activities of $23,672 for the six months ended December 31, 2011, which consisted of net loss of $56,633 and increase in prepaid expenses of $860, partially offset by $21,029 of amortization of debt discount and $12,792 of increase in accounts payable and accrued expenses.

We had net cash provided by financing activities of $20,000 for the six months ended December 31, 2011, which consisted solely of $20,000 of proceeds from convertible notes payable as described below.

On or around February 10, 2010, the Company entered into (1) a Convertible Promissory Note with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, to evidence amounts loaned to the Company by Morgarlan; and (2) a Convertible Promissory Note with Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, to evidence amounts loaned to the Company by Little Bay (collectively the “Convertible Notes”).  In February 2011, the Company entered into Amended and Restated Convertible Notes with the Note Holders, and as a result, the Convertible Notes bear interest at the rate of 8% per annum, and were due and payable on February 10, 2012, which notes have matured to date and have not been repaid or extended to date.  If converted into shares of our common stock, the convertible notes would each convert into 35,000,000 shares of our common stock.

On October 26, 2010 and November 4, 2010, we entered into Convertible Promissory Notes with Cornerstone Global Investments (“Cornerstone”) and Gordon Douglas King and Jay Louise King (the “Kings”), respectively, each in the amount of $5,000. The Convertible Promissory Notes matured on October 26 and November 4, 2011, respectively, and have not been repaid or extended to date.

On January 31, 2011, February 2, 2011 and February 3, 2011, we entered into Convertible Promissory Notes with Cornerstone, the Kings, and Translink Communications, respectively, each in the amount of $5,000. The Convertible Promissory Notes matured on January 31, February 2 and February 3, 2012, respectively, and have not been repaid or extended to date.

In April and June 2011, the Company entered into two Convertible Promissory Notes with Cornerstone in the aggregate amount of $20,000.  In May 2011, the Company entered into a Convertible Promissory Note with MIH Holdings Ltd. in the amount of $10,000.

Effective October 27, 2011 and December 22, 2011, the Company entered into two Convertible Promissory Notes with MIH Holdings Ltd., in the amounts of $5,000 and $10,000, respectively.  Effective November 4, 2011, the Company entered into a Convertible Promissory Note with Little Bay in the amount of $5,000.

All of the Convertible Promissory Notes described above (the “Convertible Notes”) evidence amounts loaned to the Company by the holders of the notes, bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates, unless otherwise described above.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.00035714 per share at the option of the respective holders thereof, as provided in such Convertible Notes.

We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital for the remainder of fiscal 2012, we will be restricted in the implementation of our exploration plan.

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

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, the limited capital we have raised, and the capital we hope will be available to us from our principals, if any, may not be adequate for our long-term growth.   If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock, similar to the Convertible Notes (described above, collectively the “Notes”).  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.  Furthermore, we currently owe an aggregate of $100,000 (not including accrued and unpaid interest) under the Notes which amount is due on various dates between October 2011 and December 2012, including an aggregate of $50,000 which is past due and has not been repaid or extended to date.  In the event we are unable to repay the Notes when due or extend such Notes, we may be forced to curtail or abandon our business plan. Additionally, the Notes are convertible into shares of our common stock at a conversion price of $0.00035714 per share, and the conversion of such Notes (and accrued and unpaid interest thereon) could cause substantial dilution to our then shareholders.

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

There Is Substantial Doubt As To Whether We Can Continue As A Going Concern.

We had a working capital deficit of $55,945 and a deficit accumulated during the exploration stage of $230,102 as of December 31, 2011.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $106,706 as of December 31, 2011. We had a net loss of $35,409 for the three months ended December 31, 2011 and a net loss of $56,633 for the six months ended December 31, 2011.  These factors among others indicate that there is substantial doubt as to whether we may be able to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

Edwin Slater, our sole officer and Director, can vote an aggregate of 1,120,000,000 shares of common stock, currently equal to 93.7% of our outstanding common stock.  Mr. Slater therefore exercises control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Slater as a Director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

We Lack An Operating History Which You Can Use To Evaluate Us, Making Any Investment In Our Company Risky.

We lack an operating history which investors can use to evaluate our previous results of operations, as we were only incorporated in April 2007. Therefore, an investment in us is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

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

As an exploration stage company, we have no revenues or profits to date.  We had a working capital deficit of $55,945 and a deficit accumulated during the exploration stage of $230,102 as of December 31, 2011.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $106,706 as of December 31, 2011. We had a net loss of $35,409 for the three months ended December 31, 2011 and a net loss of $56,633 for the six months ended December 31, 2011.    We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned, which does not include the funds we will require to repay the Convertible Notes (described above) and such required funding may not be able to be raised on favorable terms, if at all.  However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

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

While our common stock has been quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “SWDZ” since March 2010 (changing to “SWDZD” for 20 business days after the Forward Split described above), only a minimum number of shares of common stock have traded and there is currently no active public market for our common stock. There may not be an active public market for our common stock in the future. If there is an active market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

We have authorized capital stock consisting of 7,000,000,000 shares of common stock, $0.001 par value per share and 50,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). As of the date of this filing, we have 1,195,819,800 shares of common stock issued and outstanding and – 0 – shares of Preferred Stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective October 27, 2011 and December 22, 2011, the Company entered into two Convertible Promissory Notes with MIH Holdings Ltd., in the amounts of $5,000 and $10,000, respectively.  Effective November 4, 2011, the Company entered into a Convertible Promissory Note with Little Bay Consulting SA in the amount of $5,000.  The Convertible Promissory Notes evidence amounts loaned to the Company by the holders of the notes.

All of the Convertible Promissory Notes described above bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates.  Additionally, the principal and interest due under such Convertible Promissory Notes are convertible into shares of the Company’s common stock at a conversion price of $0.00035714 per share at the option of the respective holders thereof, as provided in such Convertible Promissory Notes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Change Pursuant to NRS 78.209

3.2(1)	Bylaws

10.1(1)	Mineral Property Acquisition Agreement

10.2(2)	Convertible Promissory Note with Morgarlan Limited

10.3(2)	Convertible Promissory Note with Little Bay Consulting SA

10.4(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

10.5(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

10.6(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

10.7(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

10.8(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

10.9(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

10.10(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

10.11(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective April 19, 2011)

10.12(4)	Convertible Promissory Note with MIH Holdings Ltd. (Effective May 25, 2011)

10.13(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective June 3, 2011)

10.14*	Convertible Promissory Note With MIH Holdings Ltd. (Effective October 27, 2011)

10.15*	Convertible Promissory Note With Little Bay Consulting SA (Effective November 4, 2011)

10.16*	Convertible Promissory Note With MIH Holdings Ltd. (Effective December 22, 2011)

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5) Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on January 26, 2012, and incorporated reference herein.

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

SANDALWOOD VENTURES, LTD.

DATED: February 14, 2012	By: /s/ Edwin Slater
Edwin Slater
Chief Executive Officer (Principal Executive Officer)
And Principal Financial Officer/Principal Accounting Officer, Treasurer, Secretary and Director