Form 10-Q
period 2012-03-31
Sandalwood Ventures
filed 2012-05-15
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At May 14, 2012, there were 1,195,819,800 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$2,826	$13,726
Prepaid expenses	215	-

Total current assets	3,041	13,726

Total assets	$3,041	$13,726

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts Payable	$14,272	$4,828
Convertible Notes Payable, net of discount of 35,043 and 51,790, respectively	84,957	28,210

Total current liabilities	99,229	33,038

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.001 par value, 50,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value, 7,000,000,000 shares authorized,
1,195,819,800 shares issued and outstanding	1,195,820	1,195,820
Additional paid in capital	(1,001,663)	(1,041,663)
Deficit accumulated during the exploration stage	(290,345)	(173,469)
Total stockholders' deficit	(96,188)	(19,312)

Total liabilities and stockholders' deficit	$3,041	$13,726

See accompanying notes to the unaudited financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					April 10, 2007
	For the three months ended		For the the nine months ended		(Inception) to
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

Costs and Expenses

General and administrative expenses	$22,296	$14,403	$51,312	$35,666	$178,358
Exploration Costs	-	-	2,500	2,200	17,508

Total costs and expenses	22,296	14,403	53,812	37,866	195,866

Other Income (Expense)
Interest expense	(37,947)	(12,334)	(63,064)	(25,114)	(94,479)

Total other income (expense)	(37,947)	(12,334)	(63,064)	(25,114)	(94,479)

Net loss	$(60,243)	$(26,737)	$(116,876)	$(62,980)	$(290,345)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	1,195,819,800	1,195,819,800	1,195,819,800	1,195,819,800

See accompanying notes to the unaudited financial statements.

SANDALWOOD VENTURES, LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			April 10, 2007
	Nine months ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,876)	$(62,980)	$(290,345)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	56,747	22,954	84,957
Changes in operating assets and liabilities:
Prepaid expenses	(215)	1,916	(215
Accounts payable and accrued expenses	9,444	7,038	14,272
Net cash used in operating activities	(50,900)	(31,072)	(191,331)

Cash flows from financing activities:
Issuance of stock for cash	-	-	74,157
Proceds from convertible notes payable	40,000	25,000	120,000
Net cash provided by financing activities	40,000	25,000	194,157

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,900)	(6,072)	2,826

CASH AND CASH EQUIVALENTS, beginning of period	13,726	7,504	-

CASH AND CASH EQUIVALENTS, end of period	$2,826	$1,432	$2,826

Supplemental cash flow disclosures:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	-	-	-

Non-cash investment and financing activities
Beneficial conversion feature of debt	$40,000	$25,000	$160,000

See accompanying notes to the unaudited financial statements.

SANDALWOOD VENTURES, LTD.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sandalwood Ventures, Ltd. (the "Company" or “Sandalwood”) was incorporated on April 10, 2007 in Nevada for the purpose of acquiring, exploring and developing mining properties. The Company is an Exploration Stage Company.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 Form 10-K.   The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

In February 2010, the Company issued two convertible promissory notes. Each of the convertible notes has a principal amount of $12,500. The convertible notes matured in February 2011, and were superseded and replaced by amended and restated Convertible Notes due in February 2012.  The convertible notes bear interest at the rate of 8% per annum, and have not been repaid or extended to date. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance of the notes into shares of Sandalwood common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued approximately 35,000,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On October 26 and November 4, 2010, the Company issued two convertible promissory notes. Each of the convertible notes has a principal amount of $5,000. The convertible notes bear interest at the rate of 8% per annum, matured on October 26 and November 4, 2011 respectively, and have not been repaid or extended to date. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the Convertible Notes into shares of Sandalwood common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the Convertible Notes, they would each be issued 14,000,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

On January 31, February 2 and February 3, 2011, the Company issued three convertible promissory notes. Each of the Convertible Notes has a principal amount of $5,000. The convertible notes bear interest at the rate of 8% per annum, matured on January 31, February 2 and February 3, 2012, respectively, and have not been repaid or extended to date.  At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible  notes into shares of Sandalwood common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would each be issued 14,000,000 shares of Sandalwood common stock (not including the conversion of any accrued and unpaid interest).

In April, May and June 2011, the Company issued three convertible promissory notes. A note dated April 19, 2011 has a principal amount of $8,000, matures in April 2012, and bears interest at the rate of 8% per annum.  This note has not been repaid or extended to date. A note dated May 25, 2011 has a principal amount of $10,000, matures in May 2012, and bears interest at the rate of 8% per annum.  The third note is dated June 3, 2011 has a principal amount of $12,000, matures in June 2012, and bears interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible  notes into shares of Sandalwood common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would be issued 22,400,000, 28,000,000, and 33,600,000 shares of Sandalwood common stock, respectively (not including the conversion of any accrued and unpaid interest).

In October, November and December 2011, the Company issued three convertible promissory notes. A note dated October 27, 2011 has a principal amount of $5,000, matures in October 2012, and bears interest at the rate of 8% per annum. A note dated November 4, 2011 has a principal amount of $5,000, matures in November 2012, and bears interest at the rate of 8% per annum.  The third note is dated December 22, 2011, has a principal amount of $10,000, matures in December 2012, and bears interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible  notes into shares of Sandalwood common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would be issued 14,000,000, 14,000,000, and 28,000,000 shares of Sandalwood common stock, respectively (not including the conversion of any accrued and unpaid interest).

In February and March 2012, the Company issued three convertible promissory notes. A note dated February 3, 2012 has a principal amount of $5,000, matures in February 2013, and bears interest at the rate of 8% per annum. A note dated February 17, 2012 has a principal amount of $5,000, matures in February 2013, and bears interest at the rate of 8% per annum.  The third note is dated March 6, 2012, has a principal amount of $10,000, matures in March 2013, and bears interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance, the holders have the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible  notes into shares of Sandalwood common stock at a conversion price equal to $0.000357 per share, subject to adjustment upon certain events. The conversion price was based on the stock purchased during the private placement and near non-liquidity of our common stock, the number of shares that would be issued and the effect that the sale of such shares would have on the market for our common stock, and the legal constraints on the sale of such shares.  Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would be issued 14,000,000, 14,000,000, and 28,000,000 shares of Sandalwood common stock, respectively (not including the conversion of any accrued and unpaid interest).

The conversion price relating to all of the above notes reflects the effects of a 28:1 forward split of the Company’s common shares which occurred in January 2012.

The Company evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the Convertible Notes did not result in a derivative. The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature on the combined notes issued in the fiscal year 2012 was valued at $40,000 based on intrinsic value. The discount related to the beneficial conversion feature is being amortized over the term of the debt (one year).

For the three month and nine month periods ended March 31, 2012, the Company recognized interest expense related to the amortization of the discount of $37,947 and $63,064, respectively. There is a total of $35,043 of unamortized debt discount as of March 31, 2012.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock, which may be issued from time to time in one or more series as shall be determined by the Board of Directors. Such stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualification, limitations or restriction thereof, as shall be stated in resolutions providing for the issue of such class or series of preferred stock. There were no preferred shares issued at March 31, 2012. See Note 5, Subsequent Events.

Prior to January 6, 2012, the Company was authorized to issue 250,000,000 common shares with a par value of $0.001 per share. On January 23, 2012, the Company affected a 28:1 forward stock split of its common stock without adjusting the par value of $0.001. The Company now has 7,000,000,000 common shares authorized. All shares amounts have been restated to reflect the stock split.

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

In December 2007, the Company issued 8,680,000 shares (310,000 shares pre-split) of common stock at $0.02 per share for cash proceeds of $6,200. The Company granted warrants to purchase 8,680,000 shares (310,000 shares pre-split) of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 8,680,000 shares (310,000 shares pre-split) of common stock expired in December 2009.

In November 2008, the Company issued 26,819,800 shares (975,850 shares pre-split) of common stock at $0.02 per share for cash proceeds of $19,157. The Company granted warrants to purchase 26,819,800 shares (975,850 shares pre-split) of the Company’s common stock at an exercise price of $0.05 per share. Warrants to purchase 26,819,800 shares (975,850 shares pre-split) of common stock expired in November 2010.

In connection with the stock sales in fiscal 2008, the Company paid $20,000 of direct issuance costs.

NOTE 5 – SUBSEQUENT EVENTS

On April 13, 2012, the Company filed a Certificate of Designation of a series of 1,000 shares of Series A Preferred Stock of the Company.  The holders of the Series A Preferred Stock, voting separately as a class are entitled to vote in aggregate, on all shareholders matters, 51% of the total vote on such shareholder matters, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”).  Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, making any changes to the Certificate of Designation establishing the Series A Preferred Stock, or effecting any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

A Stock Purchase Agreement closed on May 3, 2012. Mr. Slater held 93.7% of our outstanding voting securities prior to the closing of the Stock Purchase Agreement and each purchaser acquired rights to 23.4% of our voting securities (notwithstanding the issuance of the newly designated Series A Preferred Stock, as described below) upon the closing of the Stock Purchase Agreement.

On May 3, 2012, the Company issued Ira Morris 1,000 shares of the Company’s newly designated Series A Preferred Stock in consideration for services rendered to the Company.  Upon such issuance Mr. Morris became the majority shareholder of the Company and a change in control of the Company was deemed to have occurred as a result of the Super Majority Voting Rights (as defined above).

On April 20, 2012, Talon International Corp. (“Talon”) loaned the Company $115,000 (the “Talon Loan”), which was evidenced by a convertible promissory note (as amended and restated, which amendment and restatement are reflected in the discussion below). The note bears interest at the rate of 8% per annum and matures on April 20, 2013. At any time prior to the payment in full of the entire balance of the note, the holder has the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible note into shares of the Company’s common stock at a conversion price equal to $0.000357 per share, subject to adjustment upon certain events. Assuming no adjustment to the conversion price, if the holder converts the entire principal balance of the convertible note, it would be issued 322,128,851 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest) provided that the promissory note included a Conversion Limitation (as defined below).

In May 2012, the Company entered into amendments to the outstanding Convertible Promissory Notes with Cornerstone, Little Bay and MIH, respectively.  The amendments added a provision to the convertible notes which prohibited the holder thereof from converting such note into shares of the Company’s common stock if such conversion would result in the holder holding more than 4.99% of the Company’s common stock, subject to each holder’s ability to waive such limitation with not less than 61 days prior written notice to the Company (the “Conversion Limitation”).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

All statements in this discussion that are not historical are forward-looking statements. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "Risk Factors." although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements. References in this Form 10-Q, unless another date is stated, are to March 31, 2012. As used herein, the "Company," “Sandalwood,” "we," "us," "our" and words of similar meaning refer to Sandalwood Ventures, Ltd.

Overview

We were incorporated as Sandalwood Ventures, Ltd. in Nevada in April 2007. We chose to incorporate in Nevada for numerous reasons including the fact that we plan to raise capital in the future in the United States and we believe that we are more attractive to United States investors due to the fact that we are incorporated in the United States.

On January 6, 2012, Edwin Slater, the Company’s then sole Director approved the filing of a Certificate of Change Pursuant to NRS 78.209 (the “Certificate of Change”).  The Certificate of Change affected a 28:1 forward stock split of the Company’s (i) authorized and unissued; and (ii) issued and outstanding, shares of common stock, effective with the Secretary of State of Nevada on January 23, 2012 (the “Forward Split”), pursuant to Nevada Revised Statutes Section 78.209.  The Certificate of Change was effective with FINRA at the open of business on January 26, 2012 (the “FINRA Effectiveness Date”).

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

Stock Purchase Agreement

On or around April 9, 2012, Edwin Slater, our then sole officer and Director and majority shareholder, and Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev (collectively, the “Purchasers”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”).

Pursuant to the Stock Purchase Agreement, each of the Purchasers agreed to purchase 1/4th of the total shares of common stock held by Mr. Slater (280,000,000 shares of common stock each or 1,120,000,000 shares of common stock in total) for $5,000, or $20,000 in aggregate.    The Stock Purchase Agreement closed on May 3, 2012. Mr. Slater held 93.7% of our outstanding voting securities prior to the closing of the Stock Purchase Agreement and each Purchaser acquired rights to 23.4% of our voting securities (notwithstanding the issuance of the newly designated Series A Preferred Stock, as described below) upon the closing of the Stock Purchase Agreement.

Change in Officers and Directors

Immediately upon the closing of the Stock Purchase Agreement on May 3, 2012 (the “Closing”), Mr. Slater, as the Company’s then sole Director increased the number of Directors of the Company from one (1) to four (4) and appointed Ronald Kopman; Maurizio Cochi and Barry Wohl as Directors of the Company (the “Change in Directors” and the “New Directors”).  Immediately thereafter, Mr. Slater resigned as an officer and Director of the Company and the Board of Directors of the Company appointed Mr. Kopman as the President and Chief Financial Officer of the Company and Mr. Cochi as the Secretary and Treasurer of the Company.

Series A Preferred Stock/Change in Control

On May 3, 2012, the Company agreed to issue Ira Morris 1,000 shares of the Company’s newly designated Series A Preferred Stock in consideration for services rendered to the Company.  Upon such issuance, Mr. Morris became the majority shareholder of the Company and a change in control of the Company was deemed to have occurred as a result of the Super Majority Voting Rights (as defined below).  The Form 8-K filed by the Company on April 20, 2012 and the Schedule 14F-1 previously filed by the Company on April 20, 2012 and mailed to shareholders of the Company on April 23, 2012, previously incorrectly stated that Talon International Corp. and not Mr. Morris would be issued the Series A Preferred Stock.

On or around April 9, 2012, Mr. Slater, as the sole Director of the Company approved the filing of a Certificate of Designation of a series of 1,000 shares of Series A Preferred Stock of the Company, which designation was subsequently filed with the Secretary of State of Nevada on April 13, 2012 (the “Series A Preferred Stock”).  The holders of the Series A Preferred Stock, voting separately as a class are entitled to vote in aggregate, on all shareholders matters, 51% of the total vote on such shareholder matters, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”).  Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, making any changes to the Certificate of Designation establishing the Series A Preferred Stock, or effecting any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

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

The Sandalwood 1 Lode Claim currently has an expiration date of September 1, 2012 and in order to maintain the claim in good standing it will be necessary for us to coordinate an agent to perform and record an Affidavit of Annual Assessment Work for the claim with a minimum expenditure of $100 per claim, or alternatively, to file an Affidavit and Notice of Intent to Hold Mining Claim and Site, together with an annual maintenance fee to the U.S. Bureau of Land Management in the sum of $125 per claim, and a county recorders fee of between $8.50 to $10.50 per claim.  Failure to perform and return valid exploration work or pay the equivalent maintenance fees on the anniversary dates will result in forfeiture of title to the claim.
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

Employees

We currently have no employees other than our officer and Directors, Ronald Kopman; Maurizio Cochi and Barry Wohl. We plan to use contractors in the future if the need arises during the course of our exploration and/or development activities, in the future.

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

COMPARISON OF OPERATING RESULTS

COMPARISON OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

We generated no revenues for the three months ended March 31, 2012 or the three months ended March 31, 2011, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total costs and expenses of $22,296 for the three months ended March 31, 2012, compared to $14,403 for the three months ended March 31, 2011, an increase of $7,893 or 55% from the prior period.  Total costs and expenses consisted solely of general and administrative expenses for the three months ended March 31, 2012 and 2011.  Total costs and expenses increased for the current period compared to the prior period mainly as a result of legal and other fees associated with the Forward Split.

We had total interest expense of $37,947 for the three months ended March 31, 2012, compared to $12,334 for the three months ended March 31, 2011, an increase of $25,613 or 208%, which increase in interest expense was due to the amortization of the discount on convertible notes described below and the fact that we had more outstanding convertible debt for the three months ended March 31, 2012, compared to the prior period.

We had a net loss of $60,243 for the three months ended March 31, 2012, compared to a net loss of $26,737 for the three months ended March 31, 2011, an increase in net loss of $33,506 or 125% from the prior period. The increase in net loss was due to the $7,893 increase in general and administrative expenses and the $25,613 increase in interest expense.

COMPARISON OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2011

We generated no revenues for the nine months ended March 31, 2012 or the nine months ended March 31, 2011, and do not anticipate generating any revenues until such time, if ever, as we are able to successfully complete the exploration of our Sandalwood 1 Lode Claim, as detailed above; are successful in locating commercial quantities of minerals; and are able to extract and sell such minerals.

We had total costs and expenses of $53,812 for the nine months ended March 31, 2012, compared to $37,866 for the nine months ended March 31, 2011.  Total costs and expenses consisted of $51,312 of general and administrative expenses for the nine months ended March 31, 2012, compared to general and administrative costs of $35,666 for the nine months ended March 31, 2011, an increase in general and administrative expenses of $15,646 or 44% from the prior period and $2,500 of exploration costs for the nine months ended March 31, 2012 associated with amounts paid in connection with the Sandalwood 1 lode claim, compared to exploration costs of $2,200 for the nine months ended March 31, 2011, an increase of $300 or 14% from the prior period.  Total costs and expenses increased for the current period mainly as a result of legal and accounting fees associated with our SEC filings for the nine months ended March 31, 2012, costs and expenses associated with bringing our Sandalwood 1 Lode Claim into good standing, and legal and other costs associated with our Forward Split.

We had total interest expense of $63,064 for the nine months ended March 31, 2012, compared to $25,114 for the nine months ended March 31, 2011, which increase in interest expense was due to the amortization of the discount on the convertible notes described below and the fact that we had more outstanding convertible debt for the nine months ended March 31, 2012, compared to the prior period.

We had a net loss of $116,876 for the nine months ended March 31, 2012, compared to a net loss of $62,980 for the nine months ended March 31, 2011, an increase in net loss of $53,896 or 86% from the prior period. The increase in net loss was mainly due to the $15,646 increase in general and administrative expenses and the $37,950 increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets, consisting solely of current assets, of $3,041 as of March 31, 2012, which included $2,826 of cash and cash equivalents and $215 of prepaid expenses.

We had total liabilities, consisting solely of current liabilities, of $99,229 as of March 31, 2012,  which consisted of accounts payable and accrued expenses of $14,272 and $84,957 of convertible notes payable, net of discount of $35,043, as of March 31, 2012.

We had a working capital deficit of $96,188 and a deficit accumulated during the exploration stage of $290,345 as of March 31, 2012.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $131,231 as of March 31, 2012.

We had net cash used in operating activities of $50,900 for the nine months ended March 31, 2012, which consisted of net loss of $116,876 and increase in prepaid expenses of $215, partially offset by $56,747 of amortization of debt discount and $9,444 of increase in accounts payable and accrued expenses.

We had net cash provided by financing activities of $40,000 for the nine months ended March 31, 2012, which consisted solely of $40,000 of proceeds from convertible notes payable as described below.

Convertible Notes:

On October 26, 2010 and November 4, 2010, we entered into Convertible Promissory Notes with Cornerstone Global Investments (“Cornerstone”) and Gordon Douglas King and Jay Louise King (the “Kings”), respectively, each in the amount of $5,000. The Convertible Promissory Notes matured on October 26 and November 4, 2011, respectively, and have not been repaid or extended to date.  If converted into shares of our common stock, the convertible notes would each convert into 14,000,000 shares of our common stock (subject in the case of Cornerstone to the Conversion Limitation, described below).

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

Additionally, in February 2011, the Company entered into Amended and Restated Convertible Promissory Notes with Morgarlan Limited (“Morgarlan”), in the amount of $12,500, and Little Bay Consulting SA (“Little Bay” and together with Morgarlan, the “Note Holders”), in the amount of $12,500, which amended and replaced the prior Convertible Promissory Notes entered into with such entities in February 2010, and which extended the due date of such Convertible Promissory Notes to February 10, 2012, which notes have matured to date and have not been repaid or extended to date.  If converted into shares of our common stock, the convertible notes would each convert into 35,000,000 shares of our common stock (subject in the case of Little Bay to the Conversion Limitation, described below).

In April and June 2011, the Company entered into two Convertible Promissory Notes with Cornerstone in the aggregate amount of $20,000. If converted into shares of our common stock, the convertible notes would convert into 56,000,000 shares of our common stock (subject to the Conversion Limitation, described below). In May 2011, the Company entered into a Convertible Promissory Note with MIH Holdings Ltd. in the amount of $10,000. If converted into shares of our common stock, the convertible note would convert into 28,000,000 shares of our common stock (subject to the Conversion Limitation, described below).  The April 2011 note with Cornerstone has matured and has not been repaid or extended to date.

Effective October 27, 2011 and December 22, 2011, the Company entered into two Convertible Promissory Notes with MIH Holdings Ltd., in the amounts of $5,000 and $10,000, respectively.  If converted into shares of our common stock, the convertible notes would convert into 14,000,000 and 28,000,000 shares of our common stock, respectively (subject to the Conversion Limitation, described below).

Effective November 4, 2011, the Company entered into a Convertible Promissory Note with Little Bay in the amount of $5,000.  If converted into shares of our common stock, the convertible note would convert into 14,000,000 shares of our common stock (subject to the Conversion Limitation, described below).

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

Convertible Notes Sold During The Three Months Ended March 31, 2012

In February and March 2012, we issued three convertible promissory notes. A note dated February 3, 2012 in the principal amount of $5,000 was issued to Little Bay in connection with a loan of $5,000 made to the Company by Little Bay, which note matures in February 2013, and bears interest at the rate of 8% per annum. A note dated February 17, 2012 in the principal amount of $5,000 was issued to MIH Holdings Ltd. (“MIH”) in connection with a loan of $5,000 made to the Company by MIH, which note matures in February 2013, and bears interest at the rate of 8% per annum.  The third note dated March 6, 2012, in the principal amount of $10,000 was issued to MIH in connection with a loan of $10,000 made to the Company by MIH, which note matures in March 2013, and bears interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance of the notes, the holder of each note has the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible notes into shares of the Company’s common stock at a conversion price equal to $0.000357 per share, subject to adjustment upon certain events. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would be issued 14,000,000, 14,000,000, and 28,000,000 shares of the Company’s common stock, respectively (not including the conversion of any accrued and unpaid interest and notwithstanding the Conversion Limitation as such relates to Little Bay and MIH as described below).

Convertible Note Sold Subsequent To March 31, 2012 And Amendments To Notes

Effective April 20, 2012, Talon International Corp. (“Talon”) loaned the Company $115,000 (the “Talon Loan”), which was evidenced by a convertible promissory note (as amended and restated, which amendment and restatement are reflected in the discussion below). The note bears interest at the rate of 8% per annum and matures on April 20, 2013. At any time prior to the payment in full of the entire balance of the note, the holder has the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible note into shares of the Company’s common stock at a conversion price equal to $0.000357 per share, subject to adjustment upon certain events. Assuming no adjustment to the conversion price, if the holder converts the entire principal balance of the convertible note, it would be issued 322,128,851 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest) provided that the promissory note included a Conversion Limitation (as defined below).

In May 2012 and effective as of June 2, 2011, February 2, 2011 and December 21, 2011, the Company entered into amendments to the outstanding Convertible Promissory Notes with Cornerstone, Little Bay and MIH, respectively.  The amendments added a provision to the convertible notes which prohibited the holder thereof from converting such note into shares of the Company’s common stock if such conversion would result in the holder holding more than 4.99% of the Company’s common stock, subject to each holder’s ability to waive such limitation with not less than 61 days prior written notice to the Company (the “Conversion Limitation”).

Need For Additional Funding:

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

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified and continue to have the following material weaknesses in our internal controls over financial reporting: We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we have only three officers and Directors, who have no experience as officers or Directors of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate and timely financial information to our stockholders.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, the limited capital we have raised, and the capital we hope will be available to us from our principals, if any, may not be adequate for our long-term growth.   If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock, similar to the Convertible Notes (described above, collectively the “Notes”).  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.  Furthermore, we currently owe an aggregate of $235,000 (not including accrued and unpaid interest) under the Notes which amount is due on various dates between October 2011 and April 2013, including an aggregate of $58,000 which is past due and has not been repaid or extended to date.  In the event we are unable to repay the Notes when due or extend such Notes, we may be forced to curtail or abandon our business plan. Additionally, the Notes are convertible into shares of our common stock at a conversion price of $0.00035714 per share, and the conversion of such Notes (and accrued and unpaid interest thereon) could cause substantial dilution to our then shareholders.

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

There Is Substantial Doubt As To Whether We Can Continue As A Going Concern.

We had a working capital deficit of $96,188 and a deficit accumulated during the exploration stage of $290,345 as of March 31, 2012.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $131,231 as of March 31, 2012. We had a net loss of $60,243 for the three months ended March 31, 2012 and a net loss of $116,876 for the nine months ended March 31, 2012.  These factors among others indicate that there is substantial doubt as to whether we may be able to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

Investors Face A Risk That The Company Will Enter Into A Transaction That Results In Substantial Dilution To Our Existing Shareholders And/or A New Operating Business Of The Company In The Future.

In the future our management may determine that it is in our best interests to enter into an acquisition or merger transaction with separate companies or individuals, which may result in our majority shareholders changing and/or substantial numbers of new shares of common or preferred stock being issued, resulting in substantial dilution to our then current shareholders. Additionally, any acquisition or merger transaction will likely result in a change of our business focus and we can make no assurances that our management will be able to properly manage our direction or that such change in business focus will be successful. If we do enter into a merger or acquisition transaction in the future, and our management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless.  We have not entered into any acquisition or merger transactions to date.

The Success Of The Company Depends Heavily On Ronald Kopman; Maurizio Cochi and Barry Wohl, Our Officers And Directors.

The success of the Company will depend on the ability of Ronald Kopman; Maurizio Cochi and Barry Wohl, our officers and Directors.  The loss of Ronald Kopman; Maurizio Cochi or Barry Wohl will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company.  In addition, the loss of Ronald Kopman; Maurizio Cochi or Barry Wohl may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business.   Further, we may not be able to find a suitable replacement for Ronald Kopman; Maurizio Cochi or Barry Wohl, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless.   The Company does not have an employment agreement with Ronald Kopman; Maurizio Cochi or Barry Wohl.

Ira Morris Exercises Majority Voting Control Over The Company And Therefore Will Exercise Control Over Corporate Decisions Including The Appointment Of New Directors.

Ira Morris can vote 1,000 shares of our outstanding Series A Preferred Stock. The Series A Preferred Stock, voting separately as a class is entitled to vote in aggregate, on all shareholders matters, 51% of the total vote on such shareholder matters, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”). Mr. Morris therefore exercises control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove any person from our Board of Directors without the consent of Mr. Morris, which will mean Mr. Morris will have significant say in determining who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

Our Officers And Directors Have Other Employment Outside Of The Company, And As Such, May Not Be Able To Devote Sufficient Time To Our Operations.

Our officers and Directors all have employment outside of and separate from the Company; and as such, may not be able to devote a sufficient amount of time to our operations.  If our officers and Directors are not able to spend a sufficient amount of their available time on our operations, we may not ever generate any revenue and/or any investment in the Company could become worthless.

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

Our Growth Will Place Significant Strains On Our Resources.

The Company is currently in the exploration stage, with only limited operations, and has not generated any revenues since inception in April 2007. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources. Moving forward, the Company's systems, procedures or controls may not be adequate to support the Company's operations and/or the Company may be unable to achieve the rapid execution necessary to successfully implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its operations, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

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

We are subject to among other things, the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and will incur significant legal, accounting and other expenses in connection with such requirements.  The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur additional accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that we only have three officers and Directors, who have no experience as officers or Directors of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.   Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Relating To the Company’s Operations

We May Not Find Any Commercial Quantities Of Minerals In The Future, And May Not Generate Any Profits, Which May Force Us To Curtail Our Business Plan.

As an exploration stage company, we have no revenues or profits to date.  We had a working capital deficit of $96,188 and a deficit accumulated during the exploration stage of $290,345 as of March 31, 2012.  Not including the net discount on our Convertible Promissory Notes, we had a working capital deficit of $131,231 as of March 31, 2012. We had a net loss of $60,243 for the three months ended March 31, 2012 and a net loss of $116,876 for the nine months ended March 31, 2012.  We have budgeted the need for approximately $100,000 of additional funding during the next 12 months to continue our business operations, pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and conduct our exploration activities as planned, which does not include the funds we will require to repay the Convertible Notes (described above) and such required funding may not be able to be raised on favorable terms, if at all.  However, if we do not begin exploration and/or do not have enough money to continue exploration activities it is likely that we will never generate any revenues. Additionally, if we are unsuccessful in mining attempts we may choose to attempt in the future, it is likely that we will never generate any revenues. Additionally, the exploration of minerals is highly speculative, and if throughout our mineral exploration we do not find commercial quantities of minerals, we will likely be forced to curtail or abandon our business plan. If this happens, you could lose your investment in us. If we are unable to generate profits, we will be forced to rely on external financing, of which there is no guarantee, to continue with our business plan.

Our Officers And Directors Lack Technical And/Or Exploration Experience In And With Companies With Mining Activities And With The Reporting And Disclosure Obligations Of Publicly-Traded Companies.

While we rely heavily on Ronald Kopman; Maurizio Cochi and Barry Wohl, they lack technical training and experience exploring for, starting and/or operating a mine. As a result of Ronald Kopman’s; Maurizio Cochi’s and Barry Wohl’s lack of experience in exploration and/or development of mines, they may not be fully aware of many of the specific requirements related to working within our industry.  As a result of their lack of experience, their decisions may not take into account standard engineering or managerial approaches mineral companies commonly use.  Additionally, due to the fact that all of our officers and Directors are currently located in Canada; having employment outside of the Company; and lacking experience with mining operations in general, we may be unable to successfully implement our business plan, and/or manage our future growth if any.  The Company also currently relies on its geologist and plans to rely on outside consultants (as funding permits) in the United States on an as needed basis for advice and guidance regarding the Company’s planned exploration activities.  Our officers and Directors do not currently believe that their outside employment affects the day to day operations of the Company.  While the Company believes that the time and resources that our officers and Directors are able to provide to the Company, and/or which they may be willing to provide to us in the future, as well as our outside consultants and geologist are adequate to support the Company’s business plan and exploration activities, our operations and growth (if any) may be adversely affected by the fact that our officers and Directors are located in another country from our mining claims, only being able to provide a limited number of hours of service to the Company per week and/or their outside employment.  Consequently, we may never complete our planned mining activities and any investment in the Company may become devalued or worthless.

Furthermore, our officers and Directors have no experience serving as an officer or Director of a publicly-traded company, or experience with the reporting or financial disclosure requirements which public companies are subject to. Such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to our officers and directors ultimate lack of experience in our industry and with publicly-traded companies and their reporting requirements in general.

There Is Uncertainty As To Our Ability To Enforce Civil Liabilities Both In And Outside Of The United States Due To The Fact That Our Officers, Directors And Certain Of Our Assets Are Not Located In The United States.

Our office is not located in the United States. Our officers and Directors are located in Canada. As a result, it may be difficult for shareholders to effect service of process within the United States on our officers and Directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

Our Planned Exploration And Development Activities May Be Adversely Effected By Inclement Weather In And Around Our Claim.

The temperatures on our claim are typical of a desert climate, with relative high temperatures and low precipitation. Inclement weather at our claim or the airports in and around our claim may make it more difficult for us to obtain the materials we will require for any of our planned exploration activities, and/or for our personnel to visit our claim. As a result, if there is an abnormal amount of rain, a lack of rain, and/or inclement weather on our claim or particularly bad winter weather at the airports surrounding our claim, we could be forced to expend additional finances dealing with such rainfall or drought on our claim and with the delays such abnormal rainfall could have on our then operations, if any. The expenses associated with inclement weather on our claim could cause our revenues, if any, to decline and/or cause us to curtail or abandon our business operations.

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

We have authorized capital stock consisting of 7,000,000,000 shares of common stock, $0.001 par value per share and 50,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”). As of the date of this filing, we have 1,195,819,800 shares of common stock issued and outstanding and 1,000 shares of Series A Preferred Stock issued and outstanding which vote 51% on all shareholder matters.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Series A Preferred Stock have been issued by our Board of Directors which cause the holders to have super majority voting power over our shares.  Shares of Preferred Stock may be issued in the future which provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective October 27, 2011 and December 22, 2011, the Company entered into two Convertible Promissory Notes with MIH in the amounts of $5,000 and $10,000, respectively.  Effective November 4, 2011, the Company entered into a Convertible Promissory Note with Little Bay in the amount of $5,000.  The Convertible Promissory Notes evidence amounts loaned to the Company by the holders of the notes.

On or around April 9, 2012, Edwin Slater, our then sole officer and Director and majority shareholder, and Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev entered into a Stock Purchase Agreement. Pursuant to the Stock Purchase Agreement, each of the Purchasers agreed to purchase 1/4th of the total shares of common stock held by Mr. Slater (280,000,000 shares of common stock each or 1,120,000,000 shares of common stock in total) for $5,000, or $20,000 in aggregate.  The shares of our common stock sold by Mr. Slater pursuant to the Stock Purchase Agreement were transferred in reliance on exemptions from registration pursuant to Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended.

On May 3, 2012, the Company agreed to issue Ira Morris 1,000 shares of the Company’s newly designated Series A Preferred Stock in consideration for services rendered to the Company.  The Series A Preferred Stock shares were issued in reliance on an exemption from registration pursuant to Section 4(2) and/or Regulation S of the Securities Act.

In February and March 2012, we issued three Convertible Promissory Notes. A note dated February 3, 2012 in the principal amount of $5,000 was issued to Little Bay in connection with a loan of $5,000 made to the Company by Little Bay. A note dated February 17, 2012 in the principal amount of $5,000 was issued to MIH Holdings Ltd. (“MIH”) in connection with a loan of $5,000 made to the Company by MIH.  The third note dated March 6, 2012, in the principal amount of $10,000 was issued to MIH in connection with a loan of $10,000 made to the Company by MIH.

Effective April 20, 2012, Talon loaned the Company $115,000, which was evidenced by a Convertible Promissory Note (as amended and restated).

All of the Convertible Promissory Notes described above bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates.  Additionally, the principal and interest due under such Convertible Promissory Notes are convertible into shares of the Company’s common stock at a conversion price of $0.00035714 per share at the option of the respective holders thereof, as provided in such Convertible Promissory Notes.  The funds raised through the sale of the Convertible Promissory Notes were used and are planned to be used for general and administrative purposes.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of Convertible Promissory Notes since the sales of the Convertible Promissory Notes were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Change Pursuant to NRS 78.209

3.2(7)	Series A Preferred Stock Designation

3.3(1)	Bylaws

10.1(1)	Mineral Property Acquisition Agreement

10.2(2)	Convertible Promissory Note with Morgarlan Limited

10.3(2)	Convertible Promissory Note with Little Bay Consulting SA

10.4(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

10.5(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

10.6(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

10.7(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

10.8(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

10.9(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

10.10(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

10.11(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective April 19, 2011)

10.12(4)	Convertible Promissory Note with MIH Holdings Ltd. (Effective May 25, 2011)

10.13(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective June 3, 2011)

10.14(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective October 27, 2011)

10.15(6)	Convertible Promissory Note With Little Bay Consulting SA (Effective November 4, 2011)

10.16(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective December 22, 2011)

10.17(7)	Stock Purchase Agreement

10.18(8)	$5,000 Convertible Promissory Note with Little Bay Consulting SA (effective February 3, 2012)

10.19(8)	$5,000 Convertible Promissory Note with MIH Holdings Ltd. (effective February 17, 2012)

10.20(8)	$10,000 Convertible Promissory Note with MIH Holdings Ltd. (effective March 6, 2012)

10.21(8)	$115,000 Amended and Restated Convertible Promissory Note with Talon International Corp. (effective April 20, 2012)

10.22(8)	Amendment to Convertible Promissory Note with Cornerstone Global Investments

10.23(8)	Amendment to Convertible Promissory Note with Little Bay Consulting SA

10.24(8)	Amendment to Convertible Promissory Note with MIH Holdings Ltd.

31*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(6) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on February 14, 2012, and incorporated herein by reference.

(7) Filed as exhibits to the Company’s Form 8-K current report, filed with the Commission on April 20, 2012, and incorporated herein by reference.

(8) Filed as exhibits to the Company’s Form 8-K current report, filed with the Commission on May 10, 2012, and incorporated herein by reference.

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

SANDALWOOD VENTURES, LTD.

DATED: May 15, 2012	By: /s/ Ronald Kopman
Ronald Kopman
President (Principal Executive Officer)
and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)