Form 10-Q
period 2012-06-30
Sandalwood Ventures
filed 2012-08-16
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

]X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 000-54507

Sandalwood Ventures, Ltd.
(Exact name of registrant as specified in its charter)

Nevada	68-0679096
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15-65 Woodstream Blvd, Woodbridge, Ontario, Canada L4L 7X6
(Address of principal executive offices)(Zip Code)

Telephone: (877) 275-2545
(Registrant's telephone number, including area code)

Riverside House, Riverside Drive Aberdeen, United Kingdom AB11 7LH
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

As of August 14, 2012, we had 250,819,800 shares of $0.001 par value common stock outstanding.

SANDALWOOD VENTURES, LTD.

FORM 10-Q

INDEX

		Page No.
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	F-1
	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	F-2
	Consolidated Statement of Changes in Stockholders’ Deficit for the six months ended June 30, 2012	F-3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	F-4
	Notes to Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	8

ITEM 4.	Controls and Procedures	8

PART II	OTHER INFORMATION

ITEM 1.	Legal Proceedings	9

ITEM 1A.	Risk Factors	9

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	9

ITEM 6.	Exhibits	10

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

SANDALWOOD VENTURES, LTD

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$3,106	$6,878
Restricted cash– merger attorney escrow account	39,195	-
Accounts receivable, net of allowance of $29,742	52,013	31,496
Inventory	24,664	22,405
Investment tax credit recoverable	16,245	9,739
Prepaid and sundry assets	2,823	2,829

Total Current Assets	138,046	73,347

Long Term Assets
Equipment, net	8,399	9,683

Total Assets	$146,445	$83,030

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$109,608	$54,737
Accrued liabilities	62,190	54,260
Convertible notes payable – net of discount of $146,876	118,124	-
Advances from stockholders	409,481	404,795

Total Current Liabilities	699,403	513,792

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares
1,000 and 0 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	1	-
Common stock, $0.001 par value; 7,000,000,000 shares authorized and 250,819,800 and 125,000,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	250,820	125,000
Additional paid in capital	133,666	351,515
Accumulated other comprehensive loss	(24,744)	(29,939)
Accumulated deficit	(912,701)	(877,338)

Total Stockholders' Deficit	(552,958)	(430,762)

Total Liabilities and Stockholders' Deficit	$146,445	$83,030

The accompanying notes are an integral part of these unaudited consolidated financial statements

SANDALWOOD VENTURES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$61,621	$72,301	$150,141	$121,193

Cost of goods sold	57,818	42,982	105,137	62,936

Gross profit	3,803	29,319	45,004	58,257

Operating expense:
General and administrative	23,287	17,185	44,717	54,416
Salaries and wages	14,029	14,644	31,594	32,768
Selling and delivery	1,944	3,307	2,102	10,876
Depreciation	645	620	1,290	1,223

Total operating expenses	39,905	35,756	79,703	99,283

Operating (loss) income	(36,102)	(6,437)	(34,699)	(41,026)

Other income (expense):
Interest expense	(279)	(1,222)	(664)	(1,215)

Net loss	(36,381)	(7,659)	(35,363)	(42,241)
Foreign currency translation adjustment	14,943	8,169	5,195	(4,659)
Net comprehensive income (loss)	$(21,438)	$510	$(30,168)	$(46,900)

Net loss per share:
Basic and diluted	$0.00	$0.00	$(0.00)	$0.00
Weighted average number of common shares outstanding:
Basic and diluted	128,456,588	125,000,000	128,456,588	125,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SANDALWOOD VENTURES, LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

	Common Stock		Series A Preferred Stock			Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital		Accumulated Deficit	Total

Shares issued at share exchange	125,000,000	$125,000	-	$-	$351,515	$(29,939)	$(877,338)	$(430,762)

Reverse merger adjustment	125,819,800	125,820	1,000	1	(254,057)	-	-	(128,236)

Contributed services	-	-	-	-	36,208	-	-	36,208

Foreign currency translation adjustment	-	-	-	-	-	5,195	-	5,195

Net loss	-	-	-	-	-	-	(35,363)	(35,363)

Balance, June 30, 2012	250,819,800	$250,820	1,000	$1	$133,666	$(24,744)	$(912,701)	$(552,958)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SANDALWOOD VENTURES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,363)	$(42,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,290	1,223
Contributed services	36,208	34,416
Bad debts expense	-	6,000
Changes in operating assets and liabilities:
Accounts receivable	(20,455)	(11,903)
Inventory	(2,259)	(4,435)
Income tax recoverable	(6,506)	(4,870)
Prepaid and sundry assets	-	(15,582)
Accounts payable and accrued liabilities	13,494	3,371
Net cash used in operating activities	(13,591)	(34,021)
CASH FLOWS FROM INVESTING ACTIVITY
Purchase of equipment	-	(2,548)
Net cash used in investing activity	-	(2,548)
CASH FLOWS FROM FINANCING ACTIVITY
Advances from stockholders	4,686	29,532
Net cash provided by financing activity	4,686	29,532

Effect of exchange rate changes on cash	5,133	(4,659)
Net decrease in cash	(3,772)	(11,696)
Cash at the beginning of the period	6,878	13,368
Cash at the end of the period	$3,106	$1,672

Supplemental cash flow information
Cash paid for:
Interest	$664	$-
Income taxes	-	-

Non-cash investing activity:
Reverse merger adjustment	$128,236	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SANDALWOOD VENTURES, LTD.
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

1.	NATURE OF OPERATIONS

Sandalwood Ventures, Ltd. (the "Company" or “Sandalwood”) was incorporated on April 10, 2007 in Nevada for the purpose of acquiring, exploring and developing mining properties.

Eco-Tek Group Inc. (the “Company” or “Eco-Tek”, formerly Cliktech) was incorporated on May 4, 2005 in Ontario, Canada. Eco-Tek blends and sells oil lubrication products and is the developer of Clik Tech Engine Treatment (“Clik”).

On June 25, 2012, the Company entered into a share exchange agreement with the shareholders of and corporate entity of Eco-Tek, which closed on June 29, 2012, wherein it acquired the latter in exchange for 125,000,000 common shares in a transaction accounted for as a reverse merger.  On June 25, 2012, certain of Eco-Tek’s shareholders also entered into a stock purchase agreement wherein they acquired the 1,000 Series A Preferred Stock shares which provided them 51% voting rights to the Company.  As a result of these transactions, Eco-Tek’s shareholders became the Company’s majority shareholders and Eco-Tek became a wholly-owned subsidiary of the Company.  Following the share exchange, the Company will undertake continued manufacturing and distribution of Clik’s products and ongoing research, development and commercialization of associated products.  In connection with this change in business focus, the Company will cease undertaking any mineral exploration activities and anticipates letting the rights to its Sandalwood 1 Lode Claim expire in September 2012. The Company has also changed its year-end to December 31.

Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to June 29, 2012 are those of Eco-Tek and are recorded at the historical cost basis. After June 29, 2012 (the closing date), the Company’s consolidated financial statements include the assets and liabilities of both Eco-Tek and Sandalwood and the historical operations of both after that date.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Eco-Tek’s audited financial statements and notes thereto included in the Form 8-K filed with the SEC on July 6, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in Eco-Tek’s audited financial statements for 2011 as included in the Form 8-K filed on July 6, 2012 have been omitted.

3.	GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations and has negative working capital as of June 30, 2012 that raises substantial doubt as to its ability to continue as a going concern.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional equity investment in the Company.  Management is pursuing various sources of financing and intends to raise equity financing through a private placement with a private group of investors in the near future.  In the event the Company is not able to raise the necessary equity financing from private investors, the stockholders intend to finance the Company by way of stockholder loans, as needed, until profitable operations are attained.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.	SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Restricted cash

Restricted cash at June 30, 2012 consists of cash held in trust by Sandalwood’s attorneys, which is disbursed at the direction of the Company.

Fair value of financial instruments

The carrying value of the Company's cash, accounts receivable, accounts payable and accrued liabilities, advances from stockholders and convertible notes approximate fair value because of the short-term maturity of these instruments.

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

5.    CONVERTIBLE NOTES PAYABLE

Convertible notes as of June 30, 2012 consist of:

Principal amount	$265,000
Less – debt discount	(146,876)
$118,124

The notes were issued by Sandalwood, bear interest at the rate of 8% per annum, have a term of one year and are convertible into common shares at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events.  Notes amounting to $80,000 have matured and are currently past due.

The Company evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the convertible notes did not result in a derivative. The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock.  The beneficial conversion feature is recorded as a discount to the notes and is amortized over the term of the debt.

 6.   ADVANCES FROM STOCKHOLDERS

Advances from stockholders are unsecured, non-interest bearing and due on demand.

7.   STOCKHOLDERS’ EQUITY

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

On April 13, 2012, the Company filed a Certificate of Designation of a series of 1,000 shares of Series A Preferred Stock of the
Company. The holders of the Series A Preferred Stock, voting separately as a class are entitled to vote in aggregate, on all shareholders matters, 51% of the total vote on such shareholder matters, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future.  Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, making any changes to the Certificate of Designation establishing the Series A Preferred Stock, or effecting any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

Prior to January 6, 2012, the Company was authorized to issue 250,000,000 common shares with a par value of $0.001 per share. On January 23, 2012, the Company affected a 28:1 forward stock split of its common stock without adjusting the par value of $0.001. The Company now has 7,000,000,000 common shares authorized. All share amounts have been restated to reflect the stock split.

During the six months ended June 30, 2012, certain shareholders contributed services to the Company valued at $36,208.

In June 2012, the Company issued 125,000,000 shares to acquire Eco-Tek.  The transaction was accounted for as a reverse merger.  Shares outstanding immediately prior to the transaction of 125,819,800 and the net book value of Sandalwood $(128,236) are presented as reverse merger adjustments.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this discussion that are not historical are forward-looking statements. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "Risk Factors." although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements. References in this Form 10-Q, unless another date is stated, are to June 30, 2012. As used herein, the "Company," “Sandalwood,” "we," "us," "our" and words of similar meaning refer to Sandalwood Ventures, Ltd. and its wholly-owned subsidiary, Eco-Tek Group, Inc., unless otherwise stated or the context requires otherwise.

Overview

Sandalwood Ventures, Ltd. was incorporated on April 10, 2007 in Nevada for the purpose of acquiring, exploring and developing mining properties. The Company was an Exploration Stage Company.

On June 25, 2012, the Company entered into a Share Exchange Agreement with Eco-Tek Group Inc., an Ontario corporation (“Eco-Tek”) and its shareholders (the “Eco-Tek Shareholders”).  The Eco-Tek Shareholders included Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev who in April 2012, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), which closed in May 2012, and each purchased 1/4th of the total shares of common stock held by Edwin Slater, our then Chief Executive Officer (280,000,000 shares of common stock each or 1,120,000,000 shares of common stock in total, representing 93.7% of our total outstanding shares of common stock) for $5,000, or $20,000 in aggregate.

Effective June 25, 2012, Ira Morris, who held all 1,000 shares of the Company’s outstanding Series A Preferred Stock, which provided him 51% voting control over the Company, entered into a Stock Purchase Agreement (as amended and restated) with Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev and purchased all 1,120,000,000 of the shares of common stock originally purchased by such individuals pursuant to the Stock Purchase Agreement with Mr. Slater, which closed in May 2012 in consideration for $5,600 ($1,400 to each seller) and all 1,000 shares of the Series A Preferred Stock which he held (with 250 shares of Series A Preferred Stock being transferred to each seller). Subsequent to the closing of the purchase of the shares by Mr. Morris, Mr. Morris entered into a Cancellation of Shares Agreement with the Company and cancelled 1,070,000,000 of the shares purchased in consideration for $20,000 (the “Cancellation”).

Pursuant to the Share Exchange Agreement, which closed on June 29, 2012, the Company acquired 100% of the outstanding shares of common stock of Eco-Tek in consideration for an aggregate of 125,000,000 shares of the Company’s common stock which have been issued to the shareholders of Eco-Tek.

As a result of the Cancellation and the Share Exchange Agreement, the Company has 250,819,800 shares of common stock issued and outstanding.

As described above, effective June 29, 2012, the Company, Eco-Tek and the Eco-Tek Shareholders closed the transactions contemplated by the Share Exchange Agreement, and Eco-Tek became a wholly-owned subsidiary of the Company.

Eco-Tek blends and sells oil lubrication products.  Concurrently with the closing of the Share Exchange Agreement, the Company changed its business focus to that of Eco-Tek and ceased undertaking any mineral exploration activities.  In connection with this change in business focus, the Company anticipates letting the rights to its Sandalwood 1 Lode Claim expire in September 2012.

More information on Eco-Tek’s business operations, plan of operations, risk factors regarding Eco-Tek’s operations, and the Company’s securities can be found in the Form 8-K filed by the Company on July 6, 2012 (the “From 8-K”), which information readers are encouraged to read and review.

Series A Preferred Stock/Change in Control

On April 13, 2012, the Company filed a Certificate of Designation of a series of 1,000 shares of Series A Preferred Stock of the Company with the Secretary of State of Nevada (the “Series A Preferred Stock”).  The holders of the Series A Preferred Stock, voting separately as a class are entitled to vote in aggregate, on all shareholders matters, 51% of the total vote on such shareholder matters, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”).

On May 3, 2012, the Company agreed to issue Ira Morris 1,000 shares of the Company’s Series A Preferred Stock in consideration for services rendered to the Company.  Upon such issuance, Mr. Morris became the majority shareholder of the Company and a change in control of the Company was deemed to have occurred as a result of the Super Majority Voting Rights.

As described above, in June 2012, as part of a Stock Purchase Agreement, Mr. Morris transferred ownership of the Series A Preferred Stock and voting control over the Company to Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev (250 shares each).

COMPARISON OF OPERATING RESULTS

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Revenue. Revenue decreased to $61,621 for the three months ended June 30, 2012 from $72,301 for the three months ended June 30, 2011. The decrease is mainly due to a decrease in orders from service centers for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Cost of Goods Sold.  Cost of goods sold was $57,818 for the three months ended June 30, 2012, compared to $42,982 for the three months ended June 30, 2011, an increase of $14,836 from the prior period, which increase was mainly associated with the change in packaging of the Company's products during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Operating Expenses. Operating expenses increased to $39,905 for the three months ended June 30, 2012 from $35,756 for the three months ended June 30, 2011. The increase in operating expenses was mainly due to an increase of $6,102 in general and administrative expenses, to $23,287 for the three months ended June 30, 2012, compared to $17,185 for the three months ended June 30, 2011.  The increase in general and administrative charges is mainly due to an increase in accounting and consulting expenses of $12,545 as compared to the previous period, offset by the $1,363 decrease in selling and delivery expenses to $1,944 for the three months ended June 30, 2012, compared to $3,307 for the three months ended June 30, 2011.

Net loss. During the three months ended June 30, 2012, we incurred a net loss of $36,381 as compared to a net loss of $7,659 during the three months ended June 30, 2011, an increase of $28,722 from the prior period.  The major reason for the increase in loss in the current period as compared to previous period is due to decrease in gross profit of the Company, to $3,803 for the three months ended June 30, 2012 from $29,319 for the three months ended June 30, 2011 mainly associated with the increase in product prices and reduced demand during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Revenue. Revenue increased to $150,141 for the six months ended June 30, 2012 from $121,193 for the six months ended June 30, 2011, an increase of $28,948 from the prior period. The main reason for the increase in revenue was due to a large one-time customer order of $28,800 fulfilled during the six months ended June 30, 2012.

Cost of Goods Sold.  Cost of goods sold was $105,137 for the six months ended June 30, 2012, compared to $62,936 for the six months ended June 30, 2011, an increase of $42,201 from the prior period, which increase was mainly associated with the increase in revenues and increase in purchase price of the products sold during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Operating Expenses. Operating expenses decreased to $79,703 for the six months ended June 30, 2012 from $99,283 for the six months ended June 30, 2011. The decrease in operating expenses was mainly due to a decrease of $9,699 in general and administrative expenses, to $44,717 for the six months ended June 30, 2012, compared to $54,416 for the six months ended June 30, 2011, a decrease in selling and delivery expenses to $2,102 for the six months ended June 30, 2012 from $10,876 for the six months ended June 30, 2011, which was mainly due to a reduction in commission paid to our internally employed sales agents from $5,206 during the six months ended June 30, 2011 to nothing during the six months ended June 30, 2012, as the Company terminated all the internally employed sales agents and started using employees to perform sales functions and a decrease in interest expense to $664 for the six months ended June 30, 2012 from $1,215 for the six months ended June 30, 2011.

Net loss. During the six months ended June 30, 2012, we incurred a net loss of $35,363 as compared to a net loss of $42,241 during the six months ended June 30, 2011, a decrease in net loss of $6,878 from the prior period.  The major reason for the decrease in net loss of $6,878 is mainly due to a decrease in general and administrative expenses and selling and delivery by $9,699 and $8,774, respectively offset by the decrease gross profit margin by 18% mainly associated with the increase in product prices during the six months ended June 30, 2012 as compared to six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company had total assets of $146,445, which included total current assets of $138,046, consisting of cash of $3,106, restricted cash of $39,195, accounts receivable of $52,013, inventory of $24,664, investment tax credit recoverable of $16,245, prepaid and sundry assets of $2,823, and long-term assets of $8,399 representing equipment, net of depreciation.

The Company had total liabilities of $699,403 as of June 30, 2012, which consisted solely of current liabilities, consisting of accounts payable of $109,608, accrued liabilities of $62,190, convertible notes payable of $118,124 and advances from stockholders of $409,481.

The Company had a working capital deficit of $561,357 and an accumulated deficit of $912,701 as of June 30, 2012.

Net cash used in operating activities. During the six months ended June 30, 2012, the Company had net cash used in operating activities of $13,591 compared with $34,021 for the six months ended June 30, 2011. The $20,430 decrease in net cash used in operating activities is mainly due to a decrease in net loss of  $6,878 and a decrease in operating assets and liabilities of $17,693.

Net cash used in investing activity. Net cash used in investing activity for the six months ended June 30, 2011 of $2,548 was for the purchase of equipment. No cash was used in investing activity for the six months ended June 30, 2012.

Net cash provided by financing activity. During the six months ended June 30, 2012, net cash provided by financing activity consisting solely of advances from shareholders, was $4,686, compared with $29,532 for the six months ended June 30, 2011. The decrease of $24,846 represents a reduction in advances from stockholders.

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

All of the Convertible Promissory Notes described above (the “Convertible Notes”) evidence amounts loaned to the Company by the holders of the notes, bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates, unless otherwise described above.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.0003571 per share at the option of the respective holders thereof, as provided in such Convertible Notes.

In February and March 2012, we issued three convertible promissory notes. A note dated February 3, 2012 in the principal amount of $5,000 was issued to Little Bay in connection with a loan of $5,000 made to the Company by Little Bay, which note matures in February 2013, and bears interest at the rate of 8% per annum. A note dated February 17, 2012 in the principal amount of $5,000 was issued to MIH Holdings Ltd. (“MIH”) in connection with a loan of $5,000 made to the Company by MIH, which note matures in February 2013, and bears interest at the rate of 8% per annum.  The third note dated March 6, 2012, in the principal amount of $10,000 was issued to MIH in connection with a loan of $10,000 made to the Company by MIH, which note matures in March 2013, and bears interest at the rate of 8% per annum. At any time prior to the payment in full of the entire balance of the notes, the holder of each note has the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible notes into shares of the Company’s common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. Assuming no adjustment to the conversion price, if the holders convert the entire principal balance of the convertible notes, they would be issued 14,000,000, 14,000,000, and 28,000,000 shares of the Company’s common stock, respectively (not including the conversion of any accrued and unpaid interest and notwithstanding the Conversion Limitation as such relates to Little Bay and MIH as described below).

Effective April 20, 2012, Talon International Corp. (“Talon”) loaned the Company $115,000 (the “Talon Loan”), which was evidenced by a convertible promissory note (as amended and restated, which amendment and restatement are reflected in the discussion below). The note bears interest at the rate of 8% per annum and matures on April 20, 2013. At any time prior to the payment in full of the entire balance of the note, the holder has the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible note into shares of the Company’s common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. Assuming no adjustment to the conversion price, if the holder converts the entire principal balance of the convertible note, it would be issued 322,128,851 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest) provided that the promissory note included a Conversion Limitation (as defined below).

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

Effective June 26, 2012, Little Bay loaned the Company $30,000, which was evidenced by a convertible promissory note which bears interest at the rate of 8% per annum and matures on June 26, 2013. At any time prior to the payment in full of the entire balance of the note, the holder has the option of converting all or any portion of the unpaid balance (principal and any accrued and unpaid interest) of the convertible note into shares of the Company’s common stock at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events. Assuming no adjustment to the conversion price, if the holder converts the entire principal balance of the convertible note, it would be issued 84,033,613 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest) provided that the promissory note included a Conversion Limitation (as defined above).

The Company evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the convertible notes did not result in a derivative. The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock.  The beneficial conversion feature is recorded as a discount to the notes and is amortized over the term of the debt.

Need For Additional Funding:

The Company will need to raise additional funding to meet working capital requirements. Currently the Company has only enough cash on hand to pay for its current level of day to day operations and the Securities and Exchange Commission reporting requirements for approximately the next twelve months. The Company’s operations do not currently produce sufficient operating cash to support the Company’s operations without additional funding.

The Company’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has experienced losses from operations and has negative working capital as of June 30, 2012.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company has budgeted the need for approximately $400,000 of additional funding during the next 12 months to affect its Plan of Operations (as described in greater detail in the Form 8-K) and pay costs and expenses associated with the filing requirements with the Securities and Exchange Commission, which funding may not be available on favorable terms, if at all.  If the Company is unable to raise adequate working capital it will be restricted in the implementation of its business plan.  There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Moving forward, we plan to seek out additional debt and/or equity financing (similar to the Convertible Notes) to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and business plan; however, we do not currently have any specific plans to raise such additional financing at this time.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.  In the event required funding is not available, we may be forced to curtail our business plan or cease our filings with the Commission, which could cause any investment in the Company to decline in value or become worthless.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.   Controls and Procedures

(a)           Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified and continue to have the following material weaknesses in our internal controls over financial reporting: we currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we have only three officers and Directors who have no experience as officers or Directors of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate and timely financial information to our stockholders.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 8-K filed with the Commission on July 6, 2012 disclosing the closing of the Share Exchange Agreement and the operations of Eco-Tek. Investors are encouraged to read and review the risk factors included in the Form 8-K prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective April 20, 2012, Talon International Corp. (“Talon”) loaned the Company $115,000, which was evidenced by a Convertible Promissory Note (as amended and restated).

Effective June 26, 2012, Little Bay Consulting SA (“Little Bay”) loaned the Company $30,000, which was evidenced by a Convertible Promissory Note.

All of the Convertible Promissory Notes described above bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates.  Additionally, the principal and interest due under such Convertible Promissory Notes are convertible into shares of the Company’s common stock at a conversion price of $0.0003571 per share at the option of the respective holders thereof, as provided in such Convertible Promissory Notes.  The funds raised through the sale of the Convertible Promissory Notes were used and are planned to be used for general and administrative purposes.

On June 25, 2012, the Company entered into a Share Exchange Agreement with Eco-Tek and its shareholders.  The Eco-Tek Shareholders included Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev who in April 2012, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”), which closed in May 2012, and each purchased 1/4th of the total shares of common stock held by Edwin Slater, our then Chief Executive Officer (280,000,000 shares of common stock each or 1,120,000,000 shares of common stock in total, representing 93.7% of our total outstanding shares of common stock) for $5,600 ($1,400 to each seller) and all 1,000 shares of the Series A Preferred Stock which he held (250 of which were transferred to each seller).

Pursuant to the Share Exchange Agreement, which closed on June 29, 2012, the Company acquired 100% of the outstanding shares of common stock of Eco-Tek in consideration for an aggregate of 125,000,000 shares of the Company’s common stock which we issued to the shareholders of Eco-Tek.

Effective June 25, 2012, Ira Morris, who held all 1,000 shares of the Company’s outstanding Series A Preferred Stock, which provided him 51% voting control over the Company, entered into a Stock Purchase Agreement (as amended and restated) with Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev and purchased all 1,120,000,000 of the shares of common stock originally purchased by such individuals pursuant to the Stock Purchase Agreement with Mr. Slater, in consideration for $5,600 ($1,400 to each seller) and all 1,000 shares of the Series A Preferred Stock which he held (with 250 shares of Series A Preferred Stock being transferred to each seller).  Subsequent to the closing of the purchase of the shares by Mr. Morris, Mr. Morris entered into a Cancellation of Shares Agreement with the Company and cancelled 1,070,000,000 of the shares purchased in consideration for $20,000 (the “Cancellation” and the “Cancellation Agreement”).

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Change Pursuant to NRS 78.209

3.2(7)	Series A Preferred Stock Designation

3.3(1)	Bylaws

10.1(1)	Mineral Property Acquisition Agreement

10.2(2)	Convertible Promissory Note with Morgarlan Limited

10.3(2)	Convertible Promissory Note with Little Bay Consulting SA

10.4(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

10.5(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

10.6(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

10.7(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

10.8(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

10.9(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

10.10(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

10.11(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective April 19, 2011)

10.12(4)	Convertible Promissory Note with MIH Holdings Ltd. (Effective May 25, 2011)

10.13(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective June 3, 2011)

10.14(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective October 27, 2011)

10.15(6)	Convertible Promissory Note With Little Bay Consulting SA (Effective November 4, 2011)

10.16(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective December 22, 2011)

10.17(7)	Stock Purchase Agreement

10.18(8)	$5,000 Convertible Promissory Note with Little Bay Consulting SA (effective February 3, 2012)

10.19(8)	$5,000 Convertible Promissory Note with MIH Holdings Ltd. (effective February 17, 2012)

10.20(8)	$10,000 Convertible Promissory Note with MIH Holdings Ltd. (effective March 6, 2012)

10.21(8)	$115,000 Amended and Restated Convertible Promissory Note with Talon International Corp. (effective April 20, 2012)

10.22(8)	Amendment to Convertible Promissory Note with Cornerstone Global Investments

10.23(8)	Amendment to Convertible Promissory Note with Little Bay Consulting SA

10.24(8)	Amendment to Convertible Promissory Note with MIH Holdings Ltd.

10.25(9)	Amended and Restated Stock Purchase Agreement (June 2012)

10.26(9)	Cancellation of Shares Agreement

10.27(9)	Share Exchange Agreement – Eco-Tek Group Inc., the Company and the Eco-Tek Shareholders

10.28(9)	Form of Distribution Agreement

10.29(9)	$30,000 Convertible Promissory Note with Little Bay Consulting SA (effective June 26, 2012)

10.30(9)	Exclusive Distribution Letter Agreement Regarding Oil Cleaner and Filter

31*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(9)	Audited Financial Statements of Eco-Tek Group Inc.

99.2(9)	Unaudited Interim Financial Statements of Eco-Tek Group Inc.

99.3(9)	Pro Forma Information

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(9) Filed as exhibits to the Company’s Form 8-K current report, filed with the Commission on July 6, 2012, and incorporated herein by reference.

**       Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANDALWOOD VENTURES, LTD.

DATED: August 16, 2012	By: /s/ Ronald Kopman
Ronald Kopman
President (Principal Executive Officer)
and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)