Form 10-Q
period 2012-09-30
Sandalwood Ventures
filed 2012-11-16
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, we had 250,819,800 shares of $0.001 par value common stock outstanding.

SANDALWOOD VENTURES, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANDALWOOD VENTURES, LTD
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$765	$6,878
Restricted cash– merger attorney escrow account	9,144	-
Accounts receivable, net of allowance of $4,926	58,320	31,496
Inventory	27,520	22,405
Investment tax credit recoverable	16,830	9,739
Prepaid and sundry assets	610	2,829

Total Current Assets	113,189	73,347

Long Term Assets
Equipment, net	8,069	9,683

Total Assets	$121,258	$83,030

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$61,284	$54,737
Accrued liabilities	64,417	54,260
Notes payable	75,000	-
Convertible notes payable – net of discount of $100,626	164,374	-
Advances from stockholders	474,794	404,795

Total Current Liabilities	839,869	513,792

Stockholders' Deficit
Preferred stock, $0.001 par value; 50,000,000 shares
1,000 and 0 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	1	-
Common stock, $0.001 par value; 7,000,000,000 shares authorized and 250,819,800 and 125,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	250,820	125,000
Additional paid in capital	151,128	351,515
Accumulated other comprehensive loss	(39,499)	(29,939)
Accumulated deficit	(1,081,061)	(877,338)

Total Stockholders' Deficit	(718,611)	(430,762)

Total Liabilities and Stockholders' Deficit	$121,258	$83,030

The accompanying notes are an integral part of these unaudited consolidated financial statements

SANDALWOOD VENTURES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$70,749	$52,287	$220,890	$173,480

Cost of goods sold	48,788	36,638	153,925	99,574

Gross profit	21,961	15,649	66,965	73,906

Operating expense:
General and administrative	82,126	14,259	126,843	68,675
Salaries and wages	25,379	13,645	56,973	46,413
Selling and delivery	30,000	1,635	32,102	12,511
Depreciation	626	529	1,916	1,752

Total operating expenses	138,131	30,068	217,834	129,351

Operating loss	(116,170)	(14,419)	(150,869)	(55,445)

Other income (expense):
Interest expense	(52,190)	(863)	(52,854)	(2,078)

Net loss	(168,360)	(15,282)	(203,723)	(57,523)
Foreign currency translation adjustment	(14,755)	33,462	(9,560)	28,803
Net comprehensive (loss) income	$(183,115)	$18,180	$(213,283)	$(28,720)

Net loss per share:
Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average number of common shares outstanding:
Basic and diluted	250,819,800	125,000,000	169,542,046	125,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SANDALWOOD VENTURES, LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

	Common Stock		Series A Preferred Stock			Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital		Accumulated Deficit	Total

Shares issued at share exchange	125,000,000	$125,000	-	$-	$351,515	$(29,939)	$(877,338)	$(430,762)

Reverse merger adjustment	125,819,800	125,820	1,000	1	(254,057)	-	-	(128,236)

Contributed services	-	-	-	-	53,670	-	-	53,670

Foreign currency translation adjustment	-	-	-	-	-	(9,560)	-	(9,560)

Net loss	-	-	-	-	-	-	(203,723)	(203,723)

Balance, September 30, 2012	250,819,800	$250,820	1,000	$1	$151,128	$(39,499)	$(1,081,061)	$(718,611)

The accompanying notes are an integral part of these unaudited consolidated financial statements

SANDALWOOD VENTURES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(203,723)	$(57,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,916	1,752
Amortization of debt discount	46,250	-
Contributed services	53,670	51,029
Bad debt expense	-	6,000
Changes in operating assets and liabilities:
Accounts receivable	(26,824)	(11,108)
Inventory	(5,115)	(13,696)
Investment tax credit recoverable	(7,091)	-
Prepaid and sundry assets	2,219	(12,491)
Accounts payable and accrued liabilities	(32,603)	(1,307)
Net cash used in operating activities	(171,301)	(37,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(302)	(5,267)
Restricted cash	30,051	-
Net cash used in investing activities	(29,749)	(5,267)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	69,999	3,457
Proceeds from borrowings	75,000	-
Net cash provided by financing activities	144,999	3,457

Effect of exchange rate changes on cash	(9,560)	28,803
Net decrease in cash	(6,113)	(10,351)
Cash at the beginning of the period	6,878	13,368
Cash at the end of the period	$765	$3,017

Supplemental cash flow information
Cash paid for:
Interest	$6,604	$2,078
Income taxes	-	-

NonNon-cash investing activity:
Reverse merger adjustment	$128,236	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements

SANDALWOOD VENTURES, LTD.
Notes to Consolidated Financial Statements
September 30, 2012
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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Eco-Tek’s audited financial statements and notes thereto included in the Form 8-K/A filed with the SEC on September 21, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein.  Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in Eco-Tek’s audited financial statements for 2011 as included in the Form 8-K/A filed on September 21, 2012 have been omitted.

SANDALWOOD VENTURES, LTD.
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

3.	GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations and has negative working capital as of September 30, 2012, that raises substantial doubt as to its ability to continue as a going concern.

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

Restricted cash

Restricted cash at September 30, 2012 consists of cash held in trust by Sandalwood’s attorneys, which is disbursed at the direction of the Company.

Fair value of financial instruments

The carrying value of the Company's cash, accounts receivable, accounts payable and accrued liabilities, advances from stockholders, notes payable and convertible notes approximate fair value because of the short-term maturity of these instruments.

SANDALWOOD VENTURES, LTD.
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

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

5.           NOTES PAYABLE

The Company issued two notes totaling $75,000 which bear interest at 8% per annum and have a term of one year.   In the event of default, the noteholders have the option to convert the notes to common shares at a conversion price equal to 70% of the volume weighted average closing prices of the Company’s common share during the 10 trading days prior to the conversion date.

6.           CONVERTIBLE NOTES PAYABLE

Convertible notes as of September 30, 2012 consist of:

Principal amount	$265,000
Less – debt discount	(100,626)
$164,374

The notes were issued by Sandalwood, bear interest at the rate of 8% per annum, have a term of one year and are convertible into common shares at a conversion price equal to $0.0003571 per share, subject to adjustment upon certain events.  Notes amounting to $80,000 have matured and are currently past due.

The Company evaluated the terms of the convertible notes in accordance with ASC 815-40, Contracts in Entity’s Own Equity, and concluded that the convertible notes did not result in a derivative. The Company evaluated the terms of the convertible notes and concluded that there was a beneficial conversion feature since the convertible notes were convertible into shares of common stock at a discount to the market value of the common stock.  The beneficial conversion feature is recorded as a discount to the notes and is amortized over the term of the debt.  Amortization expense during the period amounted to $46,250.

SANDALWOOD VENTURES, LTD.
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)
7.          ADVANCES FROM STOCKHOLDERS

Advances from stockholders are unsecured, non-interest bearing and due on demand.  At September 31, 2012, and December 31, 2011, the Company had $474,794 and $404,795 in advances outstanding, respectively.

8.          STOCKHOLDERS’ EQUITY

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

During the nine months ended September 30, 2012, certain shareholders contributed services to the Company valued at $53,670.

In June 2012, the Company issued 125,000,000 shares to acquire Eco-Tek.  The transaction was accounted for as a reverse merger.  Shares outstanding immediately prior to the transaction of 125,819,800 and the net book value of Sandalwood $(128,236) are presented as reverse merger adjustments.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements in this discussion that are not historical are forward-looking statements. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "Risk Factors." although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are cautioned not to place undue reliance on these forward-looking statements. References in this Form 10-Q, unless another date is stated, are to September 30, 2012. As used herein, the "Company," “Sandalwood,” "we," "us," "our" and words of similar meaning refer to Sandalwood Ventures, Ltd. and its wholly-owned subsidiary, Eco-Tek Group, Inc., unless otherwise stated or the context requires otherwise.

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

Eco-Tek blends and sells oil lubrication products.  Concurrently with the closing of the Share Exchange Agreement, the Company changed its business focus to that of Eco-Tek and ceased undertaking any mineral exploration activities.  In connection with this change in business focus, the Company let the rights to its Sandalwood 1 Lode Claim expire in September 2012.  Eco-Tek is dedicated to the development and marketing of innovative and cost effective “green” products to the automotive and industrial sectors. Currently Eco-Tek is a distributor of products and does not have any exclusive rights to the products it distributes other than the Clik Bypass And Magnetic Oil Filtration For Trucks, described below. Eco-Tek’s products are the result of ongoing research and development by chemists and engineers with extensive knowledge and experience in the lubrication and related automotive fields. Approximately 85% of Eco-Tek’s sales are generated in Canada, with the other 15% coming from overseas markets such as Ecuador, Argentina and Chile. Eco-Tek manufactures (through the blending of various ingredients) and distributes Clik synthetic lubricants, filtration systems and other products, described in greater detail below. Eco-Tek maintains websites at www.eco-tekgroup.net and www.cliktech.com and is currently in the process of creating a new website at www.ecotekworldwide.com.  The information on, or that may be accessed through, Eco-Tek’s websites is not incorporated by reference into this report and should not be considered a part of this report.

More information on Eco-Tek’s business operations, plan of operations, risk factors regarding Eco-Tek’s operations, and the Company’s securities can be found in the Form 8-K/A filed by the Company on September 21, 2012 (the “From 8-K”), which information readers are encouraged to read and review.

Additionally, the Company filed an Information Statement on Schedule 14C with the SEC on October 24, 2012 and began mailing the Information Statement to shareholders shortly thereafter, setting forth information regarding the planned filing of a Certificate of Amendment to the Company’s Articles of Incorporation to affect a name change to “Eco-Tek Group Inc.”, which name change the Company plans to affect in the fourth quarter of 2012.  The Company plans to file a Current Report on Form 8-K disclosing the name change and related information once completed.

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

Technology Agreement

The Company entered into a Technology co-operation Agreement (the “Technology Agreement”) with Dr. Sabatino Nacson, PHD on August 23, 2012, which was amended and restated on September 14, 2012, and further amended on November 12, 2012 (the discussion of the Technology Agreement below affects and reflects the amendments and restatements). The Technology Agreement provides for Dr. Nacson to collaborate with the Company on the development of various products used in the automotive industry, including fuel injector formulation, fuel treatment, diesel fuel enhancement, lubricating oils, and penetrating lubricant formulation.

Pursuant to the Technology Agreement, as amended, Dr. Nacson agreed to provide consulting services to the Company and assist in patent writing to protect new products and technology developed for the Company in the automotive market.  the Company agreed to compensate Dr. Nacson (i) CDN$100 per hour for the development of products up to a maximum of CDN$5,000 per product upon release and acceptance of formula to the Company; (ii)  1% of total sales of new products sold which were exclusively developed by Dr. Nacson or in collaboration with the Company; and (iii) to repay Dr. Nacson for all expenses associated with the U.S. and Canadian patents on the lubricant oil formation, which total $30,000, and all expenses moving forward, which will be paid quarterly.  Dr. Nacson agreed not to develop end user products in the automotive industry, which compete with the Company.  The Company received the exclusive rights to market and sell products developed by Dr. Nacson in the automotive market.  All products and formulae will be provided to the Company and remain the sole property of the Company.   The Company will manufacture, package and market products developed by Dr. Nacson at its sole discretion.  Dr. Nacson agreed to assign all patent rights associated with the oil lubricant technology to the Company after the issuance of shares described above.  The Company agreed to indemnify and hold Dr. Nacson harmless against any claims or actions arising out of the use of any product developed by Dr. Nacson.

The Technology Agreement has a term of seven years, extendable for up to another seven years thereafter, provided that the Technology Agreement can be terminated by either party after the expiration of the first seven year period with 90 days written notice from either party. Although the provisional patent application relating to the formula used in the Company’s products is registered in Dr. Nacson’s name, the Company has the exclusive rights to use such formula and any other products and intellectual property associated therewith created by Dr. Nacson for use in the automotive industry and during the term of the Technology Agreement.

Products

Currently the Company sells the following products, which are currently commercially available, which it either manufactures (through the blending of various ingredients) or distributes on behalf of third parties under its own “Clik” brand:

“Clik 3000 Super Synthetic 100% API Approved HP Motor Oil”

Synthetic base motor oil with anti-friction technology, high viscosity and TBN quality (additive package) has been shown to improve performance, extend the life of the oil and the engine, improve fuel economy and reduce emissions. “TBN” stands for total base number, which relates to the quality and/or strength of the additive package found in every motor oil.  The Company’s motor oil and lubricant is zinc free.  Zinc is currently being regulated by governments when used in motor oil, and as such, the Company believes that its motor oil is better for the environment.  Additionally, as higher rates of friction result in hotter engines, which increase fuel consumption and create higher emissions, the Company’s oil and lubricant, which reduce the friction in an engine when compared to traditional motor oils, has been shown to reduce fuel consumption and lower emissions.

“CLIK 4 In 1 Fuel Treatments”

Fuel treatment to clean and lubricate fuel injectors, fuel pump and valves, has been shown to reduce wear and extend the life of mechanical parts, reduce fuel consumption, increase horsepower (HP) and torque, prevent freezing/gelling in winter and reduce emissions. One of the reasons for this is because a clean engine is more efficient and less prone to breakdown (the “Black Death of Sludge”, ConsumerReports.Org, last updated February 2012).  The Company’s fuel treatment product is a mild engine oil gallery cleaner, which is added to the used oil before the oil is changed and circulated throughout the system for approximately ten minutes while the engine idles, before the used oil and cleaner is drained and replaced with new oil.

“Clik Engine Flush”

A flush for engines which cleans internal engine components, extends engine life and restores lost performance due to sludge and buildup.

“Clik Heavy Duty Synthetic Oil Stabilizer”

An oil stabilizer which is added to engine oil used in engines and differentials to increase viscosity and also reduce friction. This results in lower running temperatures which equates to a longer engine life. The higher viscosity also increases compression in diesel engines and worn or older gasoline engines. This higher compression results in increased horsepower and torque. The reduced friction equates to more efficiency. This in turn results in better fuel consumption and increased horsepower and torque.

“Clik Bypass And Magnetic Oil Filtration For Trucks”

Keeps oil cleaner by drawing out metals down to 3 microns in size, therefore working to eliminate moisture, extending the life of the oil, reducing friction and improving performance, fuel economy, equipment life and emission.  The Company’s oil filtration product is an add-on bypass oil filter system that is installed on an engine in addition to the OEM oil filter.  It filters particulates in the oil to a much smaller micron size (i.e., approximately 3 microns versus 50 microns on average without the additional filter) to help eliminate metal wear, moisture and keep the engine oil cleaner.    The Company has the exclusive distributor rights in North America to these products.

“Clik Premium Orange Hand Cleaner”

Hand cleaner, which contains pumice to clean, aloe and lanolin to moisturize.

“Clik Non-Toxic Super Lubricant”

Reduces friction, fuel consumption, harmful contaminants in oil, reduces smoke, vibration and noise.   This is an oil additive, which end-users can add directly to the oil in their engines.

Future Planned Products and Expansion

Funding permitting, the Company plans to expand its product line with the following additional products:

-
“Clik Fuel Saving Package” which will combine the Clik Non Toxic Super Lubricant and the Clik 4 in 1 Fuel Treatment, and is planned to also be marketed on the internet. This product has been developed, but needs to be packaged. The Company believes that this product could be ready for commercial sale in the next three months.

-
“Clik Non Toxic Windshield Washer Fluid”, for which a prototype currently exists, and which is in the final testing phase of development.  The Company estimates this product is approximately sixty percent (60%) complete. The Company believes that this product could be ready for commercial sale in approximately six months.

-
“Clik Non Toxic Multi-Purpose Spray Lubricant” which will come with a non-pressurized spray applicator, which we believe will have several uses similar to WD 40, but will be “green” and nontoxic. A prototype currently exists for this product, which the Company estimates is approximately ninety-nine percent (99%) complete and needs to be packaged and labeled to be ready for commercial sale which is anticipated to happen in approximately the next three months.

Moving forward, the Company plans to add on-line product ordering and fulfillment in conjunction with TV advertising and infomercials for its products.  The Company plans to begin television advertising as soon as possible and anticipates the cost of producing an infomercial at $1,000 per minute.

Plan of Operations For the Next 12 Months

Planned Actions	Total Estimated Expenses
Implement an internet sales strategy for Clik Multi-Purpose Lubricant and Fuel Savings Package.	$5,000

Maintain active research and development program for new or improved engine treatment performance products.	$25,000

Introduce the eco-friendly windshield washer fluid to the market.	$50,000

Introduce a household lubricant to the market.	$50,000

Recruit, train and establish two additional corporate sales agents in Ontario.	$40,000

Create infomercial for television advertising.	$50,000

General product advertising – magazines, internet advertising, trade shows, free samples and promotional packages.	$125,000

Increase retail outlets in Ontario and throughout Canada.	$50,000

Increase international distributors.	$2,400

Convert a pre-existing service center into an Eco-Tek Lube Center in Ontario, Canada.	$50,000

Establish up to two more Eco-Tek Lube Centers in Ontario, Canada.	$100,000

Expenses associated with our SEC filings including, filing, legal, accounting, and auditing fees.	$75,000
TOTAL	$622,400

COMPARISON OF OPERATING RESULTS

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

Revenue. Revenue increased $18,462 to $70,749 for the three months ended September 30, 2012 from $52,287 for the three months ended September 30, 2011. The increase is mainly due to an increase in demand for the products offered by the Company, especially two of its products (Click 5W-20 and Click 5W-30) due to management’s marketing efforts during the three months ended September 30, 2012.  The sales of these two products totalled $23,276 for the three months ended September 30, 2011 as compared to $37,895 for the three months ended September 30, 2012.

Cost of Goods Sold.  Cost of goods sold was $48,788 for the three months ended September 30, 2012, compared to $36,638 for the three months ended September 30, 2011, an increase of $12,150 from the prior period, which increase was mainly associated with the increase in revenues for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Operating Expenses. Operating expenses increased to $138,131 for the three months ended September 30, 2012 from $30,068 for the three months ended September 30, 2011. The increase in operating expenses was mainly due to an increase of $67,867 in general and administrative expenses, to $82,126 for the three months ended September 30, 2012, compared to $14,259 for the three months ended September 30, 2011. Operating expenses for the three months ended September 30, 2011 include expenses of Eco-Tek only, whereas operating expenses for the three months ended September 30, 2012 included expenses of Eco-Tek and the Company (i.e., its public reporting company expenses).  The main components of the Company’s operating expenses for the three months ended September 30, 2012 were legal and professional expenses of $67,254, management remuneration of $7,797 and marketing expenses of $30,000.

Interest Expense.  We had interest expense of $52,190 for the three months ended September 30, 2012, compared to interest expense of $863 for the three months ended September 30, 2011, an increase of $51,327 from the prior period, which was mainly due to interest accrued on the Convertible Promissory Notes and Promissory Notes, described below.

Net loss. During the three months ended September 30, 2012, we incurred a net loss of $168,360 as compared to a net loss of $15,282 during the three months ended September 30, 2011, an increase of $153,078 from the prior period.  The major reason for the increase in net loss in the current period as compared to the previous period is primarily due to the increase in total operating expenses of $108,063 and more specifically the increase in general and administrative expenses of $67,867, which was mainly due to the closing of the Share Exchange Agreement on June 29, 2012.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

Revenue. Revenue increased to $220,890 for the nine months ended September 30, 2012 from $173,480 for the nine months ended September 30, 2011, an increase of $47,410 from the prior period. The main reason for the increase in revenue was due to a large one-time customer order of $28,800 and an increase in demand for the Company’s products, especially two of its products (Click 5W-20 and Click 5W-30) by $23,276 due to management’s marketing efforts during the nine months ended September 30, 2012.

Cost of Goods Sold.  Cost of goods sold was $153,925 for the nine months ended September 30, 2012, compared to $99,574 for the nine months ended September 30, 2011, an increase of $54,351 from the prior period, which increase was mainly associated with the increase in revenues and increase in purchase price of the products sold during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Operating Expenses. Operating expenses increased to $217,834 for the nine months ended September 30, 2012 from $129,351 for the nine months ended September 30, 2011. The increase in operating expenses was mainly due to an increase of $58,168 in general and administrative expenses, to $126,843 for the nine months ended September 30, 2012, compared to $68,675 for the nine months ended September 30, 2011, an increase of $19,591 in selling and delivery expenses to $32,102 for the nine months ended September 30, 2012, compared to $12,511 for the nine months ended September 30, 2011, and an increase of $10,560 in salaries and wages to $56,973 for the nine months ended September 30, 2012, compared to $46,413 for the nine months ended September 30, 2011.  Operating expenses for the nine months ended September 30, 2011 include expenses of Eco-Tek only, whereas operating expenses for the nine months ended September 30, 2012, include expenses of Eco-Tek and the Company (i.e., its public reporting company expenses).  The main components of operating expenses for the nine months ended September 30, 2012 included legal and professional expenses of $67,254, management remuneration expenses of $7,797 and marketing expenses of $30,000.

Interest Expense.  We had interest expense of $52,854 for the nine months ended September 30, 2012, compared to interest expense of $2,078 for the nine months ended September 30, 2011, an increase of $50,776 from the prior period, which was mainly due to interest accrued on the Convertible Promissory Notes and Promissory Notes, described below.

Net loss. During the nine months ended September 30, 2012, we incurred a net loss of $203,723 as compared to a net loss of $57,523 during the nine months ended September 30, 2011, an increase in net loss of $146,200 from the prior period.  The major reason for the increase in net loss was the increase in total operating expenses of $88,483 and more specifically the increase of $58,168 of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2012, the Company had total assets of $121,258, which included total current assets of $113,189, consisting of cash of $765, restricted cash of $9,144, accounts receivable of $58,320, inventory of $27,520, investment tax credit recoverable of $16,830, prepaid and sundry assets of $610, and long-term assets of $8,069 representing equipment, net of depreciation.

The Company had total liabilities of $839,869 as of September 30, 2012, which consisted solely of current liabilities, consisting of accounts payable of $61,284, accrued liabilities of $64,417, notes payable of $75,000, convertible notes payable of $164,374 and advances from stockholders of $474,794.

The Company had a working capital deficit of $726,680 and an accumulated deficit of $1,081,061 as of September 30, 2012.

Net cash used in operating activities. During the nine months ended September 30, 2012, the Company had net cash used in operating activities of $171,301 compared with $37,344 for the nine months ended June 30, 2011. The $133,957 increase in net cash used in operating activities is mainly due to an increase in net loss of $146,200 and an increase in accounts payable and accrued expenses of $31,297, which was offset by a $46,250 increase in amortization of debt discount.

Net cash used in investing activities. Net cash used in investing activities for the nine months ended September 30, 2011 of $5,267 was for the purchase of equipment. Net cash used in investing activities for the nine months ended September 30, 2012 of $29,749 included $302 for the purchase of equipment and a decrease of $30,051 in restricted cash, due to the payment of Company expenses.

Net cash provided by financing activities. During the nine months ended September 30, 2012, net cash provided by financing activities consisted of advances from shareholders of $69,999 and convertible notes of $75,000 for a total of $144,999 of net cash provided by financing activities, compared with $3,457 of net cash provided by financing activities for the nine months ended September 30, 2011, due solely to advances from shareholders.

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

The Convertible Promissory Note described above and all of the Convertible Promissory Notes described below (the “Convertible Notes”)bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates, unless otherwise described.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.0003571 per share at the option of the respective holders thereof, as provided in such Convertible Notes.

On January 31, 2011, February 2, 2011 and February 3, 2011, we entered into Convertible Promissory Notes with Cornerstone, the Kings, and Translink Communications, respectively, each in the amount of $5,000. The Convertible Promissory Notes matured on January 31, February 2 and February 3, 2012, respectively, and have not been repaid or extended to date. If converted into shares of our common stock, the convertible notes would each convert into 14,000,000 shares of our common stock (provided that the Translink note has a Conversion Limitation, as described below).

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

In April and June 2011, the Company entered into two Convertible Promissory Notes with Cornerstone in the aggregate amount of $20,000. If converted into shares of our common stock, the convertible notes would convert into 56,000,000 shares of our common stock (subject to the Conversion Limitation, described below). In May 2011, the Company entered into a Convertible Promissory Note with MIH Holdings Ltd. in the amount of $10,000. If converted into shares of our common stock, the convertible note would convert into 28,000,000 shares of our common stock (subject to the Conversion Limitation, described below).  The April 2011 note with Cornerstone and the May 2011 note with MIH Holdings Ltd. have matured and have not been repaid or extended to date.

Effective October 27, 2011 and December 22, 2011, the Company entered into two Convertible Promissory Notes with MIH Holdings Ltd., in the amounts of $5,000 and $10,000, respectively.  If converted into shares of our common stock, the convertible notes would convert into 14,000,000 and 28,000,000 shares of our common stock, respectively (subject to the Conversion Limitation, described below).  The October 2011 note has matured and has not been repaid or extended to date.

Effective November 4, 2011, the Company entered into a Convertible Promissory Note with Little Bay in the amount of $5,000.  If converted into shares of our common stock, the convertible note would convert into 14,000,000 shares of our common stock (subject to the Conversion Limitation, described below).   The November 2011 note has matured and has not been repaid or extended to date.In February and March 2012, we issued three Convertible Promissory Notes. A note dated February 3, 2012 in the principal amount of $5,000 was issued to Little Bay in connection with a loan of $5,000 made to the Company by Little Bay, which note matures in February 2013, and bears interest at the rate of 8% per annum. A note dated February 17, 2012 in the principal amount of $5,000 was issued to MIH Holdings Ltd. (“MIH”) in connection with a loan of $5,000 made to the Company by MIH, which note matures in February 2013, and bears interest at the rate of 8% per annum.  The third note dated March 6, 2012, in the principal amount of $10,000 was issued to MIH in connection with a loan of $10,000 made to the Company by MIH, which note matures in March 2013, and bears interest at the rate of 8% per annum. If converted into shares of our common stock, the convertible notes would convert into 14,000,000, 14,000,000, and 28,000,000 shares of the Company’s common stock, respectively (not including the conversion of any accrued and unpaid interest and notwithstanding the Conversion Limitation as such relates to Little Bay and MIH as described below).

Effective April 20, 2012, Talon International Corp. (“Talon”) loaned the Company $115,000 (the “Talon Loan”), which was evidenced by a Convertible Promissory Note (as amended and restated, which amendment and restatement are reflected in the discussion below). The note bears interest at the rate of 8% per annum and matures on April 20, 2013.  If converted into shares of our common stock, the convertible note would convert into 322,128,851 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest) provided that the promissory note included a Conversion Limitation (as defined below).

In May 2012 and effective as of June 2, 2011, February 2, 2011 and December 21, 2011, the Company entered into amendments to the outstanding Convertible Promissory Notes with Cornerstone, Little Bay and MIH, respectively.  The amendments added a provision to the convertible notes which prohibited the holder thereof from converting such note into shares of the Company’s common stock if such conversion would result in the holder holding more than 4.99% of the Company’s common stock, subject to each holder’s ability to waive such limitation with not less than 61 days prior written notice to the Company (the “Conversion Limitation”).  Additionally, in October 2012, but effective in February 2011, the Company entered into an amendment to the outstanding Convertible Promissory Note with Translink to add a Conversion Limitation.

Effective June 26, 2012, Little Bay loaned the Company $30,000, which was evidenced by a convertible promissory note which bears interest at the rate of 8% per annum and matures on June 26, 2013. If converted into shares of our common stock, the convertible note would convert into 84,033,613 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest) provided that the promissory note included a Conversion Limitation (as defined above).

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

Promissory Notes

Effective August 22, 2012, Fayt Investments Ltd. (“Fayt Investments”), loaned the Company $50,000, which was evidenced by a Promissory Note, which bears interest at the rate of 8% per annum and matures on August 22, 2013.  Upon an event of default (as described in the note), Fayt Investments has the option of converting the unpaid principal and interest owed under the Promissory Note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

Effective September 7, 2012, Little Bay, loaned the Company $25,000, which was evidenced by a Promissory Note, which bears interest at the rate of 8% per annum and matures on September 7, 2013.  Upon an event of default (as described in the note), Little Bay has the option of converting the unpaid principal and interest owed under the Promissory Note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

Need For Additional Funding:

The Company will require approximately $75,000 in the next twelve months to support its operations and to pay costs and expenses associated with its filing requirements with the Securities and Exchange Commission.  The Company’s operations do not currently produce sufficient operating cash to support the Company’s operations without additional funding.

The Company’s financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has experienced losses from operations and has negative working capital as of September 30, 2012.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company will need to raise additional funding to complete the Plan of Operations set forth above.  The Company has budgeted the need for approximately $622,400 of additional funding during the next 12 months to affect the Plan of Operations set forth above and pay costs and expenses associated with the filing requirements with the Securities and Exchange Commission, which funding may not be available on favorable terms, if at all.  If the Company is unable to raise adequate working capital it will be restricted in the implementation of its business plan.

Moving forward, we plan to seek out additional debt and/or equity financing (similar to the Convertible Notes and Promissory Notes, described above) to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and undertake our planned operations during the next 12 months (as described above); however, we do not currently have any specific plans to raise such additional financing at this time.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 8-K/A filed with the Commission on September 21, 2012 disclosing the closing of the Share Exchange Agreement and the operations of Eco-Tek. Investors are encouraged to read and review the risk factors included in the Form 8-K/A prior to making an investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2012, Fayt Investments Ltd. (“Fayt Investments”), loaned the Company $50,000, which was evidenced by a Promissory Note, which bears interest at the rate of 8% per annum and matures on August 22, 2013.  Upon an event of default (as described in the note), Fayt Investments has the option of converting the unpaid principal and interest owed under the Promissory Note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

Effective September 7, 2012, Little Bay, loaned the Company $25,000, which was evidenced by a Promissory Note, which bears interest at the rate of 8% per annum and matures on September 7, 2013.  Upon an event of default (as described in the note), Little Bay has the option of converting the unpaid principal and interest owed under the Promissory Note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the sale of the above securities, since the sale of the securities were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Change Pursuant to NRS 78.209

3.2(7)	Series A Preferred Stock Designation

3.3(1)	Bylaws

10.1(2)	Convertible Promissory Note with Morgarlan Limited

10.2(2)	Convertible Promissory Note with Little Bay Consulting SA

10.3(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

10.4(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

10.5(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

10.6(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

10.7(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

10.8(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

10.9(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

10.10(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective April 19, 2011)

10.11(4)	Convertible Promissory Note with MIH Holdings Ltd. (Effective May 25, 2011)

10.12(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective June 3, 2011)

10.13(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective October 27, 2011)

10.14(6)	Convertible Promissory Note With Little Bay Consulting SA (Effective November 4, 2011)

10.15(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective December 22, 2011)

10.16(7)	Stock Purchase Agreement (April 2012)

10.17(8)	$5,000 Convertible Promissory Note with Little Bay Consulting SA (effective February 3, 2012)

10.18(8)	$5,000 Convertible Promissory Note with MIH Holdings Ltd. (effective February 17, 2012)

10.19(8)	$10,000 Convertible Promissory Note with MIH Holdings Ltd. (effective March 6, 2012)

10.20(8)	$115,000 Amended and Restated Convertible Promissory Note with Talon International Corp. (effective April 20, 2012)

10.21(8)	Amendment to Convertible Promissory Note with Cornerstone Global Investments

10.22(8)	Amendment to Convertible Promissory Note with Little Bay Consulting SA

10.23(8)	Amendment to Convertible Promissory Note with MIH Holdings Ltd.

10.24(9)	Amended and Restated Stock Purchase Agreement (June 2012)

10.25(9)	Cancellation of Shares Agreement

10.26(9)	Share Exchange Agreement – Eco-Tek Group Inc., the Company and the Eco-Tek Shareholders

10.27(9)	Form of Distribution Agreement

10.28(9)	$30,000 Convertible Promissory Note with Little Bay Consulting SA (effective June 26, 2012)

10.29(9)	Exclusive Distribution Letter Agreement Regarding Oil Cleaner and Filter

10.30(10)	Commercial Lease Agreement for 15-65 Woodstream Blvd, Woodbridge, Ontario, Canada L4L 7X6

10.31(10)	Technology co-operation Agreement

10.32(11)	Amended and Restated Technology co-operation Agreement

10.33(11)	Non-Disclosure Agreement with Kleen Flow Tumbler

10.34*	Promissory Note With Fayt Investments Ltd. (August 2012)($50,000)

10.35*	Promissory Note With Little Bay Consulting SA (September 2012)($25,000)

10.36*	First Amendment to Technology co-operation Agreement

10.37*	Amendment to Convertible Promissory Note With Translink Communications

31*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(11)	Audited Financial Statements of Eco-Tek Group Inc.

99.2(9)	Unaudited Interim Financial Statements of Eco-Tek Group Inc.

99.3(9)	Pro Forma Information

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(10) Filed as exhibits to the Company’s Form 8-K/A Amendment No. 1, filed with the Commission on August 27, 2012, and incorporated herein by reference.

(11) Filed as exhibits to the Company’s Form 8-K/A Amendment No. 2, filed with the Commission on September 21, 2012, and incorporated herein by reference.

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

SANDALWOOD VENTURES, LTD.

DATED: November 16, 2012	By: /s/ Ronald Kopman
Ronald Kopman
President (Principal Executive Officer)
and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Change Pursuant to NRS 78.209

3.2(7)	Series A Preferred Stock Designation

3.3(1)	Bylaws

10.1(2)	Convertible Promissory Note with Morgarlan Limited

10.2(2)	Convertible Promissory Note with Little Bay Consulting SA

10.3(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

10.4(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

10.5(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

10.6(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

10.7(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

10.8(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

10.9(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

10.10(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective April 19, 2011)

10.11(4)	Convertible Promissory Note with MIH Holdings Ltd. (Effective May 25, 2011)

10.12(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective June 3, 2011)

10.13(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective October 27, 2011)

10.14(6)	Convertible Promissory Note With Little Bay Consulting SA (Effective November 4, 2011)

10.15(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective December 22, 2011)

10.16(7)	Stock Purchase Agreement (April 2012)

10.17(8)	$5,000 Convertible Promissory Note with Little Bay Consulting SA (effective February 3, 2012)

10.18(8)	$5,000 Convertible Promissory Note with MIH Holdings Ltd. (effective February 17, 2012)

10.19(8)	$10,000 Convertible Promissory Note with MIH Holdings Ltd. (effective March 6, 2012)

10.20(8)	$115,000 Amended and Restated Convertible Promissory Note with Talon International Corp. (effective April 20, 2012)

10.21(8)	Amendment to Convertible Promissory Note with Cornerstone Global Investments

10.22(8)	Amendment to Convertible Promissory Note with Little Bay Consulting SA

10.23(8)	Amendment to Convertible Promissory Note with MIH Holdings Ltd.

10.24(9)	Amended and Restated Stock Purchase Agreement (June 2012)

10.25(9)	Cancellation of Shares Agreement

10.26(9)	Share Exchange Agreement – Eco-Tek Group Inc., the Company and the Eco-Tek Shareholders

10.27(9)	Form of Distribution Agreement

10.28(9)	$30,000 Convertible Promissory Note with Little Bay Consulting SA (effective June 26, 2012)

10.29(9)	Exclusive Distribution Letter Agreement Regarding Oil Cleaner and Filter

10.30(10)	Commercial Lease Agreement for 15-65 Woodstream Blvd, Woodbridge, Ontario, Canada L4L 7X6

10.31(10)	Technology co-operation Agreement

10.32(11)	Amended and Restated Technology co-operation Agreement

10.33(11)	Non-Disclosure Agreement with Kleen Flow Tumbler

10.34*	Promissory Note With Fayt Investments Ltd. (August 2012)($50,000)

10.35*	Promissory Note With Little Bay Consulting SA (September 2012)($25,000)

10.36*	First Amendment to Technology co-operation Agreement

10.37*	Amendment to Convertible Promissory Note With Translink Communications

31*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(11)	Audited Financial Statements of Eco-Tek Group Inc.

99.2(9)	Unaudited Interim Financial Statements of Eco-Tek Group Inc.

99.3(9)	Pro Forma Information

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(10) Filed as exhibits to the Company’s Form 8-K/A Amendment No. 1, filed with the Commission on August 27, 2012, and incorporated herein by reference.

(11) Filed as exhibits to the Company’s Form 8-K/A Amendment No. 2, filed with the Commission on September 21, 2012, and incorporated herein by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.