Form 10-K
period 2012-12-31
Eco-Tek Group, Inc.
filed 2013-04-16
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 000-54507

ECO-TEK GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0679096
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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
 Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K  contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2012 were $282,175.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing price of such common equity on the Over-The-Counter Bulletin Board as of June 30, 2012, the end of the issuer’s most recently completed second fiscal quarter, was $38,547,419.

At April 16, 2013, there were 250,819,800 shares of the Issuer's common stock outstanding, which number does not include 333,333 shares of common stock which the Issuer has agreed to issue to Ira Morris in exchange for the forgiveness of debt as described below under “Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities” - “Recent Sales Of Unregistered Securities”, which shares have not been physically issued to date.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15.	EXHIBITS	46

CAUTIONARY NOTE REGARDING

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties associated with such forward-looking statements. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; future cash needs; future operations; business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context below, references in this report to “we,” “us,” “our,” “our Company,” “the Company”, or “Eco-Tek” refer to Eco-Tek Group, Inc. (formerly Sandalwood Ventures, Ltd.) and its subsidiary.

 In addition, unless the context otherwise requires and for the purposes of this report only

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

PART I

ITEM 1 - BUSINESS

Corporate History

We were initially incorporated as Sandalwood Ventures, Ltd. in Nevada in April 2007.  On November 16, 2012, we filed a Certificate of Amendment with the Secretary of State of Nevada and changed our name to “Eco-Tek Group, Inc.”

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

Following the filing and effectiveness of the Certificate of Change and Forward Split, the Company has 7,000,000,000 shares of common stock, $0.001 par value per share authorized (compared to 250,000,000 shares of common stock, $0.001 par value per share authorized prior to the Forward Split)(“Common Stock”).  Unless otherwise stated, the effects of the Forward Split have been retroactively reflected throughout this report.

Stock Purchase Agreement

On or around April 9, 2012, Edwin Slater, our then sole officer and Director and majority shareholder, and Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev (collectively, the “Purchasers”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”).

Pursuant to the Stock Purchase Agreement, each of the Purchasers agreed to purchase 1/4th of the total shares of common stock held by Mr. Slater (280,000,000 shares of common stock each or 1,120,000,000 shares of common stock in total) for $5,000, or $20,000 in aggregate.    The Stock Purchase Agreement closed on May 3, 2012. Mr. Slater held 93.7% of our outstanding voting securities prior to the closing of the Stock Purchase Agreement and each Purchaser acquired rights to 23.4% of our voting securities (notwithstanding the issuance of Series A Preferred Stock, as described below) upon the closing of the Stock Purchase Agreement.

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

Series A Preferred Stock/Change in Control

On or around April 9, 2012, Mr. Slater, as the sole Director of the Company, approved the filing of a Certificate of Designation of a series of 1,000 shares of Series A Preferred Stock of the Company, which designation was subsequently filed with the Secretary of State of Nevada on April 13, 2012 (the “Series A Preferred Stock”).  The holders of the Series A Preferred Stock, voting separately as a class are entitled to vote in aggregate, on all shareholders matters, 51% of the total vote on such shareholder matters, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”).  Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, making any changes to the Certificate of Designation establishing the Series A Preferred Stock, or effecting any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

On May 3, 2012, the Company agreed to issue Ira Morris 1,000 shares of the Company’s newly designated Series A Preferred Stock in consideration for services rendered to the Company.  Upon such issuance, Mr. Morris became the majority shareholder of the Company and a change in control of the Company was deemed to have occurred as a result of the Super Majority Voting Rights (as defined above).

Change in Business Focus

On June 25, 2012, the Company entered into a Share Exchange Agreement with Eco-Tek Group Inc., an Ontario corporation (“Eco-Tek Ontario”) and its shareholders (the “Eco-Tek Ontario Shareholders”).  The Eco-Tek Ontario Shareholders included Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev who in April 2012, entered into the Stock Purchase Agreement described above.

Pursuant to the Share Exchange Agreement, which closed on June 29, 2012, the Company acquired 100% of the outstanding shares of common stock of Eco-Tek Ontario in consideration for an aggregate of 125,000,000 shares of the Company’s common stock. The Company was a “shell company” with only nominal operations prior to the closing of the Share Exchange Agreement.

From the date of our incorporation until June 29, 2012, when the Share Exchange Agreement closed, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in one mineral claim known as the "Sandalwood 1 Lode Claim,” totaling 20 acres located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern corner of the State of Nevada, U.S.A. Our plan of operations was to conduct mineral exploration activities on the Sandalwood 1 Lode Claim in order to assess whether it possessed mineral deposits of lead, zinc, copper or silver in commercial quantities capable of commercial extraction.The Company did not undertake any mineral exploration activities from incorporation to June 29, 2012.

Following the closing of the Share Exchange Agreement, the Company changed its business focus to that of Eco-Tek Ontario (the blending and sale of oil lubrication products, as described further below) and ceased undertaking any mineral exploration activities.  In connection with this change in business focus, the Company let the rights to its Sandalwood 1 Lode Claim expire in September 2012, as described in greater detail below under “Properties”.

Effective June 25, 2012, Ira Morris, who then held all 1,000 shares of the Company’s outstanding Series A Preferred Stock, entered into a Stock Purchase Agreement (as amended and restated) with Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev and purchased all 1,120,000,000 of the shares of common stock originally purchased by such individuals pursuant to the Stock Purchase Agreement with Mr. Slater, which closed in May 2012 in consideration for $5,600 ($1,400 to each seller) and all 1,000 shares of the Series A Preferred Stock which he held (with 250 shares of Series A Preferred Stock being transferred to each seller).  Subsequent to the closing of the purchase of the shares by Mr. Morris, Mr. Morris entered into a Cancellation of Shares Agreement with the Company and agreed to cancel 1,070,000,000 of the shares purchased in connection with the April 2012 Stock Purchase Agreement in consideration for $20,000 (the “Cancellation” and the “Cancellation Agreement”).

Name Change

On October 12, 2012 (the “Record Date”), our Board of Directors unanimously approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to affect a name change of the Company to “Eco-Tek Group, Inc.” (the “Amendment”), and on the same date, (i) Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev (the “Preferred Shareholders”), who owned as of the Record Date (a) all one thousand (1,000) outstanding shares of the Company’s Series A Preferred Stock, giving them the right to vote fifty-one percent (51%) of the Company’s voting shares, totaling 261,057,343 voting shares and (b) an aggregate of 104,451,252 shares of the Company’s common stock, and (ii) Ira Morris (Mr. Morris, together with the Preferred Shareholders, the “Majority Shareholders”), who held 50,000,000 shares of the Company’s common stock as of the Record Date (totaling 154,451,252 shares of our outstanding common stock when added to the shares held by the Preferred Shareholders), representing in aggregate, a total of 61.6% of our outstanding common stock, 100% of our outstanding Series A Preferred Stock and 81.2% of our outstanding voting stock as of the Record Date,  took action via a written consent to approve the Amendment.

On November 16, 2012, we filed the Amendment with the Secretary of State of Nevada and our name legally changed to “Eco-Tek Group, Inc.”  In connection with the Amendment and name change, the Company’s CUSIP number changed to 27887Y106 and effective at the open of the market on November 21, 2012, our trading symbol on the OTCQB changed to “ETEK”.

Description of Business Operations
As described above, effective June 29, 2012, the Share Exchange Agreement closed, we acquired Eco-Tek Ontario, and we changed our operations to those of Eco-Tek Ontario. Eco-Tek Ontario was initially formed as an Ontario, Canada corporation on May 4, 2005, under the name of ClikTech Corp. The name of the corporation was changed to Eco-Tek Group Inc., on June 28, 2012.  Eco-Tek Ontario is dedicated to the development and marketing of innovative and cost effective “green” products to the automotive and industrial sectors.

Currently we, through Eco-Tek Ontario (in the discussion below, references to “we”, “us” or the “Company” include Eco-Tek Ontario), are a distributor of products and do not have any exclusive rights to the products we distribute other than the Eco-Tek Bypass And Magnetic Oil Filtration For Trucks, described below, which we have exclusive distribution rights in North America in connection with, provided that we have the exclusive right to use the lubrication products created by Dr. Sabatino Nacson, Ph.D Chemistry for use in the automobile market, as described in greater detail below under “Product Development”. Our products are the result of ongoing research and development by chemists and engineers with extensive knowledge and experience in the lubrication and related automotive fields. Approximately 85% of our sales are generated in Canada, with the other 15% coming from overseas markets such as Ecuador, Argentina and Chile. We manufacture (through the blending of various ingredients) and distribute Eco-Tek synthetic lubricants, filtration systems and other products, described in greater detail below. We maintain websites at www.eco-tekgroup.net and www.ecotekworldwide.com. The information on, or that may be accessed through our websites is not incorporated by reference into this report and should not be considered a part of this report.

INDUSTRY BACKGROUND

The industry in which we compete is highly competitive. Our products are part of the automotive aftermarket and outdoor power equipment market, which includes automobiles (trucks, buses, and motorcycles), boats, lawn mowers, tractors, power washers, chain saws, leaf blowers, and hedge trimmers and a variety of equipment, both gas and diesel.

Automotive Aftermarket

The automotive aftermarket refers to the maintenance, repair, parts, accessories, chemicals and fluids for vehicles after their original sale.  Pursuant to the Automotive Aftermarket Industry Association, overall aftermarket sales in the United States totaled $285.7 billion in 2010, representing a 4.2% increase over the previous year. Sales in the automotive aftermarket (cars and light trucks) totaled $215.4 billion while sales in the medium and heavy duty vehicle aftermarket totaled $70.3 billion.  Aftermarket sales in Canada total approximately $18 billion pursuant to the Automotive Industries Association of Canada.

According to Hoovers, the United States automotive oil change and lubrication industry includes about 5,000 companies with combined annual revenue of about $5 billion. Major companies include Jiffy Lube, Pennzoil 10-Minute Oil Change, Valvoline Instant Oil Change, and Texaco Xpress Lube. Despite the presence of large chains, the industry is highly fragmented with the largest 50 companies representing less than 40% of the market.  According to Research and Markets, major services offered include oil changes, installation of new oil filters, chassis lubrication and preventative maintenance and typically, more than 70 percent of revenue is from oil changes.

The demand for oil change services and products is largely driven by the amount of driving consumers do as oil changes are recommended to be completed upon an automobile reaching certain threshold mileages since the last oil change (e.g., 3,000 to 7,500 miles).

Outdoor Power Equipment Market

The size of the United States market for outdoor power equipment products is roughly $15 billion according to the Outdoor Power Equipment Institute.

Products

Our lubricating oil has been proven through dynamometer tests, independent laboratory tests and government approved testing facility tests, to result in the following:

1.	A reduction of crude oil consumption in the transport industry. High quality synthetic oil and bypass oil filtration can extend oil change intervals up to three times the usual length.

2.
A reduction of fuel consumption (36% average has been documented in extensive multi vehicle testing). By reducing friction and improving lubricity, efficiency of the motor and mechanical parts is increased.

3.	A reduction in emissions. Less friction and cleaner, better lubricated parts through the use of high quality synthetic lubricants and filtration systems allows for a cleaner running engine.

4.	An increase in power, reduced downtime and longer lasting equipment.

We also hope, funding permitting, to open new environment conscious quick lube centers in southern Ontario, Canada, through Eco-Tek Lube Centres, the wholly-owned subsidiary of Eco-Tek Ontario, with the goal of expanding throughout North America and eventually worldwide. These centers are planned to offer oil changes using Eco-Tek synthetic oils and performance enhancing, eco-friendly lubricants.  We anticipate that the cost of opening a new facility will be approximately $150,000 and the cost of converting an existing facility to an Eco-Tek Lube Centre will be approximately $50,000. Currently we sell the following products, which are currently commercially available (except as otherwise stated), which we either manufacture (through the blending of various ingredients) or distribute on behalf of third parties under our own “Eco-Tek” brand:

“Eco-Tek 3000 Super Synthetic 100% API Approved HP Motor Oil”

Synthetic base motor oil with anti-friction technology, high viscosity and TBN quality (additive package) has been shown to improve performance, extend the life of the oil and the engine, improve fuel economy and reduce emissions. “TBN” stands for total base number, which relates to the quality and/or strength of the additive package found in every motor oil.  Our motor oil and lubricant is zinc free.  Zinc is currently being regulated by governments when used in motor oil, and as such, we believe that our motor oil is better for the environment.  Additionally, as higher rates of friction result in hotter engines, which increase fuel consumption and create higher emissions, our oil and lubricant, which reduce the friction in an engine when compared to traditional motor oils, has been shown to reduce fuel consumption and lower emissions.

“ECO-TEK 4 In 1 Fuel Treatments”

Fuel treatment to clean and lubricate fuel injectors, fuel pump and valves, has been shown to reduce wear and extend the life of mechanical parts, reduce fuel consumption, increase horsepower (HP) and torque, prevent freezing/gelling in winter and reduce emissions. One of the reasons for this is because a clean engine is more efficient and less prone to breakdown (the “Black Death of Sludge”, ConsumerReports.Org, last updated February 2012).  Our fuel treatment product is a mild engine oil gallery cleaner, which is added to the used oil before the oil is changed and circulated throughout the system for approximately ten minutes while the engine idles, before the used oil and cleaner is drained and replaced with new oil.

“Eco-Tek Engine Flush”

A flush for engines which cleans internal engine components, extends engine life and restores lost performance due to sludge and buildup.

“Eco-Tek Heavy Duty Synthetic Oil Stabilizer”

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

“Eco-Tek Bypass And Magnetic Oil Filtration For Trucks”

Keeps oil cleaner by drawing out metals down to 3 microns in size, therefore working to eliminate moisture, extending the life of the oil, reducing friction and improving performance, fuel economy, equipment life and emission.  Our oil filtration product is an add-on bypass oil filter system that is installed on an engine in addition to the OEM oil filter.  It filters particulates in the oil to a much smaller micron size (i.e., approximately 3 microns versus 50 microns on average without the additional filter) to help eliminate metal wear, moisture and keep the engine oil cleaner.  We have the exclusive distributor rights in North America to these products.

“Eco-Tek Premium Orange Hand Cleaner”

Hand cleaner, which contains pumice to clean, aloe and lanolin to moisturize.

“Eco-Tek Non-Toxic Super Lubricant”

Reduces friction, fuel consumption, harmful contaminants in oil, reduces smoke, vibration and noise.   This is an oil additive, which end-users can add directly to the oil in their engines.

Future Planned Products and Expansion

Funding permitting we plan to expand our product line with the following additional products:

-
“Eco-Tek Fuel Saving Package” which will combine the Eco-Tek Non Toxic Super Lubricant and the Eco-Tek 4 in 1 Fuel Treatment, and is planned to also be marketed on the internet. This product has been developed, but needs to be packaged. The Company believes that this product could be ready for commercial sale in the next six months.

-
“Eco-Tek Non Toxic Windshield Washer Fluid”, for which a prototype currently exists, and which is in the final testing phase of development.  The Company estimates this product is approximately sixty percent (60%) complete. The Company believes that this product could be ready for commercial sale in approximately six months.

-
“Eco-Tek Non Toxic Multi-Purpose Lubricant” which will come with a non-pressurized spray applicator, which we believe will have several uses similar to WD 40, but will be “green” and nontoxic. A prototype currently exists for this product, which the Company estimates is approximately ninety-nine percent (99%) complete and needs to be packaged and labeled to be ready for commercial sale which is anticipated to happen in approximately the next four months.

Moving forward, we plan to add on-line product ordering and fulfillment in conjunction with TV advertising and infomercials for our products.  We plan to begin television advertising as soon as possible and anticipate the cost of producing an infomercial at approximately $1,000 per minute.

Manufacturing/Blending/Distribution

In order to manufacture our products, we obtain five different ingredients from four different suppliers. Ingredients are then blended and bottled by two separate International Organization for Standardization (ISO) manufacturers in Brampton, Ontario (Kleen Flow Tumbler) and Etobicoke (Humberline Packaging Inc.), Ontario, Canada. Our three synthetic motor oil products are supplied by two American and one Canadian manufacturer. We do not have any agreements in place with any suppliers or manufacturers.  We currently only sell products to third parties who sell such products to end-users.  The hand cleaner which we sell is sourced and prepared for us by a third-party company located in Ontario, Canada.  The filters are manufactured for us in Japan and distributed exclusively to us by a company located in Ontario, Canada.  We only have exclusive rights to distribute one product, the Eco-Tek Bypass And Magnetic Oil Filtration For Trucks, described above, for which we have exclusive North American distribution rights.  We do not directly manufacture this product.  Our other products are either a blend of other products purchased separately (e.g., the Synthetic Motor Oil, Fuel Treatment, Engine Flush, Oil Stabilizer and Lubricant) or a rebranded product purchased from a third party (e.g., the hand cleaner).

Our principal suppliers are as follows:

*	Lubrizol Canada;
*	Safety Kleen Canada Inc.;
*	Brascorp North America LTD;
*	L. V. Lomas Limited;
*	Kleen Flow Tumbler;
*	Humberline Packaging Inc.;
*	Salbro Bottle Inc.;
*	AF International;
*	Apco Industries Co Limited;
*	Tripler America Co. Ltd; and
*	Noco Lubricants.

Dependence On One Or A Few Major Customers

We are not dependent on one or a few major customers.

Need For Governmental Approval

We are not required to obtain government approval for any of our products or operations.

Effect of Existing or Probable Governmental Regulation

We currently believe that the effect of existing or probable governmental regulations on our products and operations is minimal.  Additionally, while we will respect any and all trade embargoes imposed by the United States or Canada on countries with whom we have distribution agreements in place, we believe that the effect of such embargoes, if any, will be minimal on our results of operations.

Costs and Effects of Compliance With Environmental Laws

Currently there are no costs or effects related to our compliance with environmental laws at the federal, state or local level.

Distribution

We use independent sales agents and distributors to distribute our products.  Currently, we sell products through auto centers and oil change businesses including Midas Auto Centers.  We have also entered into international distribution agreements with distributors in three US states (Arizona, Florida and Texas), and various international markets including Ecuador, Chile, Israel, Italy, Columbia, and Ecuador.  We currently have two corporate sales reps, two sales agents, 12 independent local distributors (who market in and around Ontario, Canada), and 12 separate foreign distributors.  Our distribution agreements generally grant distributors an exclusive territory in which to distribute our products for a period of time and provide that the distributor is required to pay for advertising expenses associated with the products in the applicable territory.  We set the prices that the distributors are required to pay to purchase products from us, and the distributors determine the sales price of the products in their individual markets.  We require a pre-determined percentage of the sales price up front in order to ship products to the distributor. Certain distribution agreements also require the distributor to purchase a certain minimum amount of product per month.

Product Development and Market Research

The Company has two permanent and four part-time employees.  Additionally, Sergey Kartsev, a shareholder of the Company, provides services to the Company as an unpaid corporate representative.

Product Development

The research and development behind the unique and patent pending Non Toxic Super Lubricant product which we use in our products began in 1995 under the direction of the then President of Eco-Tek Ontario, John D’Alessandris, who became interested in the work of a scientist familiar with engine treatment lubricants.  Research and Development is conducted under the supervision of Dr. Sabatino Nacson, PHD Chemistry and working with external services and facilities as necessary.  Dr. Nacson is a consultant to the Company and the Company currently has an agreement in place with Dr. Nacson as described in greater detail below under “Technology Agreement”.

Dr. Nacson is presently Co-CEO and Chief Technical Officer of Teknoscan Systems Inc.  TeknoScan Systems’ technology detects and identifies threat substances through the sampling and analysis of trace vapors and particles in air or on surfaces.  Its advanced Rapid Trace Detection and Identification (RTDI) solutions identify compounds such as explosives, drugs and other target substances with state-of-the-art patent pending technologies.  He has been in the field of new product developments since 1978, with a Master of Engineering degree from Institute Aerospace Studies, University of Toronto, a Ph.D in Analytical chemistry from the University of Toronto and he has also served as an Adjunct Professor of chemistry at University of Waterloo.

Dr. Nacson has over 50 publications and twelve patents and is well known in the field of analytical chemistry, instrumentation developments and innovative ideas for new product development and bringing them to the market.

No cash consideration has been paid in connection with research and development expenses during the last three years, instead Dr. Nacson was issued an aggregate of 249,500 shares of common stock of Eco-Tek Ontario prior to the Share Exchange Agreement (representing 1,039,583 shares in the Company following the exchange of such shares into shares of the Company’s common stock in connection with the closing of the Share Exchange Agreement) in consideration for research and development services rendered.  Eco-Tek Ontario’s total research and development costs recorded during fiscal 2012 and 2011 were approximately $nil and $35,000, respectively.  Eco-Tek Ontario recorded an investment tax credit of $13,557 in fiscal 2011 against such research and development costs.

Technology Agreement

The Company, through Eco-Tek Ontario, entered into a Technology co-operation Agreement (the “Technology Agreement”) with Dr. Nacson on August 23, 2012, which was amended and restated on September 14, 2012 and further amended on November 12, 2012 (the discussion of the Technology Agreement below affects and reflects such amendments and restatements). The Technology Agreement provides for Dr. Nacson to collaborate with the Company on the development of various products used in the automotive industry, including fuel injector formulation, fuel treatment, diesel fuel enhancement, lubricating oils, and penetrating lubricant formulation.  Pursuant to the Technology Agreement, Dr. Nacson agreed to provide consulting services to the Company and assist the Company in patent writing to protect new products and technology developed for the Company in the automotive market.  We agreed to compensate Dr. Nacson (i) CDN$100 per hour for the development of products up to a maximum of CDN$5,000 per product upon release and acceptance of formula to us; (ii) through the issuance of 1,039,583 shares of the Company’s common stock, which have previously been issued to date; (iii) by the payment of 1% of total sales of new products sold which were exclusively developed by Dr. Nacson or in collaboration with the Company; and (iv) to repay Dr. Nacson for all expenses associated with the U.S. and Canadian patents on the lubricant oil formation, which total $30,000, and all expenses moving forward, which will be paid quarterly.  As of December 31, 2012, the Company has not made any of the agreed upon payments within this agreement and all patents remain with Dr. Nacson and have not been assigned to the Company.

Dr. Nacson agreed not to develop end user products in the automotive industry, which compete with the Company.  We also received the exclusive rights to market and sell products developed by Dr. Nacson in the automotive market.  All products and formulae will be provided to us and remain our sole property.   We will manufacture, package and market products developed by Dr. Nacson at our sole discretion.  Dr. Nacson agreed to to assign all patent rights associated with the oil lubricant technology to us.  The Company agreed to indemnify and hold Dr. Nacson harmless against any claims or actions arising out of the use of any product developed by Dr. Nacson. The Technology Agreement has a term of seven years, extendable for up to another seven years thereafter, provided that the Technology Agreement can be terminated by either party after the expiration of the first seven year period with 90 days written notice from either party. Although the provisional patent application relating to the formula used in our products is registered in Dr. Nacson’s name, we have the exclusive rights to use such formula and any other products and intellectual property associated therewith created by Dr. Nacson for use in the automotive industry and during the term of the Technology Agreement.

Other Applications for Eco-Tek Non-Toxic Super Lubricant

Eco-Tek NonToxic Super Lubricant is a versatile product that has a variety of uses and applications. It can be used with synthetic and other gear lubricants. When added to differentials, it protects vital parts such as crown and pinion, bearings and clutches in limited slip applications. In manual transmissions, it protects gears through reduction of friction when shifting and it has been known to fix problematic automatic transmissions due to sticky valve bodies.

In addition to cars, vans, sport utility vehicles (SUV’s) and light trucks, Eco-Tek products are recommended for:

	Heavy-duty industrial equipment such as excavators, bulldozers, cranes, front-end loaders and forklift trucks;
	Commercial and heavy Transport vehicles;
	Farm Equipment;
	4-cylinder lawn and garden equipment;
	Compressors; and
	Generators.

Synthetic lubricants are superior compared to traditional petroleum oils. Traditional petroleum oils have to be changed about every 3,000 miles for most vehicles. We believe that synthetics can be run two to three times that.

Patents

Dr. Nacson filed a provisional patent application (No. 61/527,486) with the United States Patent and Trademark Office for the formation of the lubricating oil used in the Eco-Tek products in October 2011.  As described above, we currently have a Technology Agreement in place with Dr. Nacson to use the lubricant and the patent during the term of the agreement and we will receive an assignment of all of the rights associated with the formation of the lubricating oil once the Company pays Dr. Nacson the consideration due to him as described in greater detail above under “Technology Agreement”.

COMPETITION

Motor oil marketers continue to look to higher-priced specialized and high-performance formulations to lessen the price-driven, commodity nature of the business.  Synthetic motor oils and synthetic blends remain the most promising development.  They have strong appeal to marketers and retailers alike because of the much higher prices they command.  Marketers are thus devoting much of their marketing and new product development efforts to synthetic and blended oils.

Because we are a small company with a limited operating history, we are at a competitive disadvantage against the large and well-capitalized companies in the automotive aftermarket, and outdoor power equipment industries.  In addition, the “green” products which we distribute are generally more expensive than traditional, non-“green” products.  Therefore, our primary method of competition involves promoting the benefits of using our distributed products over those of our competitors, including the quality and effectiveness of our distributed products based on independent tests.

ITEM 1A - RISK FACTORS

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

We Have Future Capital Needs And Without Adequate Capital We May Be Forced To Cease Or Curtail Our Business Operations.  We May Not Have Sufficient Funds To Repay The Convertible Notes When Due And The Conversion Of Such Notes May Cause Dilution To Our Existing Shareholders.

Our growth and continued operations could be impaired by limitations on our access to capital markets.   Furthermore, the limited capital we have raised, and the capital we hope will be available to us from our principals, if any, may not be adequate for our long-term growth.   If financing is available, it may involve issuing securities senior to our common stock or equity financings, which are dilutive to holders of our common stock, similar to the Convertible Notes (described below under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” – “Liquidity and Capital Resources” -  “Convertible Notes” and “Promissory Notes”, collectively the “Notes”).  In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.  Furthermore, we currently owe an aggregate of $399,935 (not including accrued and unpaid interest) under the Notes which amount is due on various dates between October 2011 and December 2013, including an aggregate of $225,000 which is past due and has not been repaid or extended to date.  In the event we are unable to repay the Notes when due or extend such Notes, we may be forced to curtail or abandon our business plan. Additionally, the Convertible Notes are convertible into shares of our common stock at a conversion price of $0.00035714 per share and the Promissory Notes are convertible into shares of our common stock, upon an event of default, equal to 70% of the volume weighted average closing prices of the Company’s common stock during the 10 trading days prior to the conversion date, and the conversion of such Notes (and accrued and unpaid interest thereon) could cause substantial dilution to our then shareholders.

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

There Is Substantial Doubt As To Whether We Can Continue As A Going Concern.

We had a working capital deficit of $927,508 and an accumulated deficit of $2,212,926 as of December 31, 2012.  These factors among others indicate that there is substantial doubt as to whether we may be able to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev Exercise Majority Voting Control Over The Company And Therefore Will Exercise Control Over Corporate Decisions Including The Appointment Of New Directors.

Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev can vote in aggregate 1,000 shares of our outstanding Series A Preferred Stock. The Series A Preferred Stock, voting separately as a class is entitled to vote in aggregate, on all shareholders matters, 51% of the total vote on such shareholder matters, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”). Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove any person from our Board of Directors without the consent of Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev, which will mean Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev will have significant say in determining who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

Our Officers And Directors Have Other Employment Outside Of The Company, And As Such, May Not Be Able To Devote Sufficient Time To Our Operations.

Our officers and Directors all have employment outside of and separate from the Company; and as such, may not be able to devote a sufficient amount of time to our operations.  Currently our Chief Financial Officer, and Director, Ronald Kopman, devotes approximately 30 hours per week to the Company; our Treasurer, Secretary and Director, Maurizio Cochi, devotes approximately 45 hours per week to the Company; and our Director, Barry Wohl devotes approximately 5 hours per week to the Company. If our officers and Directors are not able to spend a sufficient amount of their available time on our operations, we may not ever generate any revenue and/or any investment in the Company could become worthless.

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

We are subject to among other things, the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and will incur significant legal, accounting and other expenses in connection with such requirements.  The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur additional accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that we only have three persons who serve as our officers and Directors, who have no experience as officers or Directors of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.   Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our Officers And Directors Lack Experience In And With The Reporting And Disclosure Obligations Of Publicly-Traded Companies.

While we rely heavily on Ronald Kopman; Maurizio Cochi and Barry Wohl, they lack experience in and with the reporting and disclosure obligations of publicly-traded companies and with serving as an officer or Director of a publicly-traded company. Such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to our officers and directors ultimate lack of experience in our industry and with publicly-traded companies and their reporting requirements in general. Additionally, due to the fact that all of our officers and Directors are currently located in Canada; having employment outside of the Company; and lacking experience with companies in our industry, we may be unable to successfully implement our business plan, and/or manage our future growth if any.  Our officers and Directors do not currently believe that their outside employment affects the day to day operations of the Company.  While the Company believes that the time and resources that our officers and Directors are able to provide to the Company, and/or which they may be willing to provide to us in the future, as well as our outside consultants are adequate to support the Company’s business plan, our operations and growth (if any) may be adversely affected by the fact that our officers and Directors are located in another country, only being able to provide a limited number of hours of service to the Company per week and/or their outside employment.

There Is Uncertainty As To Our Ability To Enforce Civil Liabilities Both In And Outside Of The United States Due To The Fact That Our Officers, Directors And Certain Of Our Assets Are Not Located In The United States.

Our office is not located in the United States. Our officers and Directors are located in Canada and the operations and assets of the Company are located in Canada. As a result, it may be difficult for shareholders to effect service of process within the United States on our officers and Directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

Risks Relating To the Operations of the Company

We depend on a limited number of key suppliers for our products and to provide us with ancillary supply chain services. If our key suppliers cannot provide us with a sufficient quantity of high quality products on a timely basis, our reputation may be impaired, which, in turn, could adversely impact our business, results of operations and financial condition.

We do not have any agreements (other than one non-disclosure agreement with Kleen Flow Tumbler) in place with our suppliers or manufacturers. If our relationship with our key suppliers were to terminate, we may not be able to find another supplier that could provide us with comparable replacement product. In addition, if any of these suppliers fail to provide us with product in a timely manner or in sufficient quantities or if the quality of the product they produce is below that which our customers expect, our ability to satisfy customer demand will be adversely impacted and our reputation will be harmed. In turn, this may adversely impact our ability to generate revenues and profits. A number of factors may affect the timely delivery of our products including labor issues (such as strikes, slow-downs and lock-outs), natural phenomena (such as inclement weather, tornados and earthquakes) and service disruptions (such as gas leaks and power outages). Similarly, the quality of our products may be adversely affected if our suppliers fail to blend the ingredients properly, if there are shortages of key ingredients or if we have to use a different supplier or suppliers. The loss of any one of these supplier relationships could have an adverse material impact on our business as we may not be able to quickly find a replacement for any of these suppliers and any replacements we do find may charge us more for such ingredients. We cannot assure you that our relationship with any of our suppliers will continue or that the services they provide to us will be adequate. We cannot assure you that there are other suppliers that have the know-how or capability to supply us with a sufficient quantity of products of comparable quality. Products produced from a different supplier are likely to have a different formulation with different characteristics and may be inferior in terms of their performance. This could have a material adverse impact on our reputation, which could negatively affect our revenues.

Our future success depends on broad market acceptance of our products, which may not happen.

Our entire business is based on the assumption that the demand for our products will develop and grow. We cannot assure you that this assumption is or will be correct. The market for “green” lubricating products is relatively new and currently is quite small. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, “green-based” products is highly uncertain. In order to be successful, we must be able to keep our understandings in place with the suppliers of our products, convince retailers to stock our products and educate consumers that our products perform as well as the products they currently use and that the benefit of using our products is worth any additional cost. We plan to spend a considerable amount of our marketing budget educating consumers on the benefits associated with using our products as well as proving that our products work as well as the existing products they are accustomed to using. We can provide no assurances that these efforts will be successful or result in increased revenue. Similarly, we cannot assure you that the demand for our products will become widespread. If the market for our products fails to develop or develops more slowly than we anticipate, our business could be adversely affected.

We may not succeed in further promoting the “Eco-Tek” brand, which could prevent us from acquiring customers and increasing our revenues.

A significant element of our business strategy is to build market share by continuing to promote and establish our “Eco-Tek” brand.  In connection with such strategy, we have budgeted approximately $135,000 in advertising costs over the next 12 months including creating an internet sales strategy for the Eco-Tek Non Toxic Multi-Purpose Spray Lubricant and Eco-Tek Fuel Savings Package, creating an infomercial for television advertising, and general product advertising including advertisements in magazines, on the internet, at trade shows, and providing free samples and promotional packages.  If we cannot establish our brand identity, we may fail to build the critical mass of customers required to substantially increase our revenues. Promoting and positioning our brand will depend largely on the success of our sales and marketing efforts and our ability to provide a consistent, high quality customer experience. To promote our brand, we expect that we will incur substantial expenses related to advertising and other marketing efforts. If our brand promotion activities fail, our ability to attract new customers and maintain customer relationships will be adversely affected, and, as a result, our financial condition and results of operations will suffer. Gaining market share for our Eco-Tek-branded products may prove to be extremely difficult as many of our competitors – including major oil and consumer products companies – are larger and better capitalized. Consequently, the rate of growth for sales of our Eco-Tek-branded performance and cleaning products may be slower than we have anticipated. If we are unable to successfully achieve market acceptance of our products, our future results of operations and financial condition will be adversely affected.

As public awareness of the health risks and economic costs of non-“green” products grow, we expect competition to increase, which could make it more difficult for us to grow and achieve profitability.

We expect competition to increase as awareness of the environmental and health risks associated with non-“green” products increases and as we demonstrate the success of efficacy of our “green” products. A rapid increase in competition could negatively affect our ability to develop new and retain our existing clients and the prices that we can charge. Many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

●	develop and expand their products and services more quickly;
●	adapt faster to new or emerging technologies and changing customer needs and preferences;
●	take advantage of acquisitions and other opportunities more readily;
●	negotiate more favorable agreements with vendors and customers;
●	devote greater resources to marketing and selling their products or services; and
●	address customer service issues more effectively.

Some of our competitors may also be able to increase their market share by providing customers with additional benefits or by reducing their prices. We cannot be sure that we will be able to match price reductions by our competitors. In addition, our competitors may form strategic relationships to better compete with us. These relationships may take the form of strategic investments, joint-marketing agreements, licenses or other contractual arrangements that could increase our competitors’ ability to serve customers. If our competitors are successful in entering our market, our ability to grow or even sustain our current business could be adversely impacted.

If we or our suppliers fail to keep up with changes in our industry, we will become less competitive, limiting our ability to generate new business and increase our revenues.

In order to remain competitive, serve our customers effectively and increase our revenue, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and procedures and customer preferences. We need to continuously develop and/or seek to distribute new products and technologies that address new developments in the market segments we serve and the regions in which we operate, as well as laws, regulations, rules, standards, guidelines, releases and other pronouncements that are periodically issued by legislatures, government agencies, courts, professional associations and others. In some cases these changes may be significant and the cost to comply with these changes may be substantial. We cannot assure you that we or our suppliers will be able to adapt to any changes in the future, that we will have the financial resources to keep up with changes in the marketplace or that we will be able to offset those costs with increases in revenues through price increases or additional product sales. Our inability to keep pace with changes and developments in the markets we serve may have an adverse impact on our business, results of operation and financial condition.

We may not be able to manage our growth effectively, create operating efficiencies or achieve or sustain profitability.

Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to continue to update and improve our operational, financial and management controls and procedures. If we do not manage our growth effectively, we could be faced with slower growth and a failure to achieve or sustain profitability.

We may pursue acquisition opportunities, which may subject us to considerable business and financial risk.

We may pursue acquisitions of companies, assets or complementary technologies in the future. Acquisitions may expose us to business and financial risks that include, but are not limited to:

●	diverting management’s attention;
●	incurring additional indebtedness;
●	dilution of our common stock due to issuances of additional equity securities;
●	assuming liabilities, known and unknown;
●	incurring significant additional capital expenditures, transaction and operating expenses, and non-recurring acquisition-related charges;
●	the adverse impact on our earnings of the amortization of identifiable intangible assets recorded as a result of acquisitions;
●
the adverse impact on our earnings of impairment charges related to goodwill recorded as a result of acquisitions should we ever make such a determination that the goodwill or other intangibles related to any of our acquisitions was impaired;

●	failing to integrate and assimilate the operations of the acquired businesses, including personnel, technologies, business systems and corporate cultures;
●	poor performance and customer dissatisfaction with the acquired company;
●	entering new markets;
●	failing to achieve operating and financial synergies anticipated to result from the acquisitions; and
●	failing to retain key personnel of, vendors to and customers of the acquired businesses.

If we are unable to successfully address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth may be impaired, we may fail to achieve anticipated acquisition synergies and we may be required to focus resources on the integration of acquired operations rather than on our primary business.

We Face Risks Associated With Increases In Raw Materials Prices.

The raw materials for our products and lubricants consist primarily of base oil and additives which we purchase from third parties. Our profitability is sensitive to changes in the costs of these commodity-like raw materials caused by changes in supply or other market conditions, over which we have little or no control. Furthermore, our profitability is sensitive to increases in the prices of the third party products we acquire, re-brand and distribute. When there are sudden or sharp increases in the cost of base oil or additives and/or other products that we distribute, we may not be able to pass on these increases in whole or in part to customers through product and lubricant price increases, or we may be significantly delayed in our ability to do so. In addition, any rapid or unexpected increase in the price of crude oil, other ingredients we use and/or the third party products we distribute directly or indirectly resulting from war, armed hostilities, terrorist acts or other incidents could cause a sudden or sharp increase in our cost of goods sold. We may not be able to pass on to our customers any future increased base oil or additive costs or third party product costs in the form of price increases for our products or lubricants. Any inability to pass on these costs as price increases to our customers will reduce the profit margin we receive for our products.

We Face Risks Associated With Downturns In The Economy.

Many factors affect the level of consumer spending in the automotive lubricants and consumer products industries, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of lubricants, automotive engine treatments and fuel additives and automotive appearance products generally are reduced during recessionary periods when disposable income is lower. Moreover, consumer purchases of discretionary items could decline even more rapidly for many consumers during recessionary periods. A downturn in the economies in which the Company sells its products could adversely affect revenues.

We Face Risks Associated With A Reduction In Demand For Lubricants And Oil Change Services.

A reduction in the frequency of oil changes could adversely affect the revenues of the lubricants and oil change centers segments. When the retail cost of gasoline increases, the number of miles driven by automobile owners typically decreases, which results in fewer oil changes. In addition, some automotive manufacturers are increasing the recommended mileage interval between oil changes for newer cars, which could lead to changes in consumer maintenance patterns. A change in consumer maintenance patterns could result in oil changes becoming less frequent.

We Face Risks Associated With Responses To Consumer Demands.

Our success in the consumer products segment depends on our ability and in some cases the ability of the companies which produce the products we distribute, to identify, originate and define automotive consumer product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our automotive consumer products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change.

In categories in which we compete, there are frequent introductions of new products and line extensions. If we and the third parties whose products we distribute are not able to identify emerging consumer and technological trends and to maintain and improve the competitiveness of our products, we would lose our market position. Continued product development and marketing efforts have all the risks inherent in the development of new products and line extensions, including development delays, the failure of new products and line extensions to achieve anticipated levels of market acceptance and the cost of failed product introductions.

We Face Risks Associated With Our Foreign Operations.

Currently our operations are conducted in Canada and approximately 85% of our revenues come from sales of our products in Canada, with the other 15% coming from oversea markets such as Ecuador, Argentina and Chile. As a result, we face and believe that we will continue to face risks created by having foreign operations including:

-	economic or political instability in Canada or other overseas markets in which we sell products; and

-	fluctuations in foreign currency exchange rates that may make our products more expensive to produce or to sell in foreign markets or negatively impact our sales or earnings.

These risks could have a significant impact on our ability to sell products on a timely and competitive basis in foreign markets and may have a material adverse effect on our results of operations or financial position. Our operations are also subject to the risk of new and different legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, credit risk of local customers and distributors, and potentially adverse tax consequences. In addition, our ability to identify, originate and define automotive consumer product trends, as well as gauge and react to changing consumer demands, may be more difficult in foreign markets.

Competition In The Markets In Which We Compete Is Intense And Our Competitors May Develop Products More Popular With Consumers.

We face intense competition in the product lines and markets in which we compete, including the rights to distribute the third party products which we distribute. Our lubricants and consumer products compete with other brands within their product category and with private label products sold by retailers. We compete with numerous manufacturers, importers and distributors of competing products for the limited space available for the display of these products to the consumer. Moreover, the general availability of contract manufacturing allows new entrants easy access to the consumer products markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. Many of our competitors' financial, distribution, marketing and other resources are substantially greater than those that we possess. Additionally, we only have exclusive rights (and only in North America) to one of the products we distribute.  As such, competitors may freely distribute the third party products which we rebrand and distribute and may further enter into exclusive arrangements with our suppliers, prohibiting us from continuing to supply such products.  If this were to occur, we may be forced to curtail or abandon our operations.

Business Disruptions Could Seriously Harm our Operations And Financial Performance.
[
Business disruptions, including those related to natural disasters, severe weather conditions, supply disruptions, increasing costs for energy, temporary plant and/or power outages, information technology systems and network disruptions, terrorist attacks, armed conflict, war, pandemic diseases or other catastrophic events, could seriously harm our operations, as well as the operations of our customers and suppliers, and adversely impact our financial performance. Although it is impossible to predict the occurrence or consequences of any such events, they could result in reduced demand for our products, make it difficult or impossible for us to manufacture our products or deliver products and services to our customers or to receive raw materials from suppliers, or create delays and inefficiencies in the supply chain.

While we maintain business continuity plans that are intended to allow us to continue operations or mitigate the effect of events that could disrupt our business, we cannot provide assurances that our plans would fully protect us from all such events. In addition, insurance maintained by us to protect against loss of business and other related consequences resulting from business disruptions is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of our damages or damages to others in the event our business is disrupted. In addition, insurance related to these types of risks may not be available now or, if available, may not be available in the future at commercially reasonable rates.

The Owner of the Company’s Intellectual Property Rights May Reclaim The Intellectual Property Rights That Have Been Assigned to the Company In The Event That He Does Not Receive All of the Compensation That He Is Entitled To.

We currently have a Technology Agreement (as described above) in place with Dr. Nacson which provides for the assignment of all patent rights held by Dr. Nacson in the lubricating oil and other technology created by Dr. Nacson for use in automobiles to the Company as long as Dr. Nacson receives all compensation which he is entitled to pursuant to the Technology Agreement (described above under “Technology Agreement”).  In the event that Dr. Nacson does not receive all of the compensation that he is due pursuant to the Technology Agreement, all rights and title to the intellectual property revert back to Dr. Nacson and will be his sole property.  If this were to occur we would lose our rights to the patents, our business may be significantly harmed, we may be forced to cease our operations, and the value of any investment in the Company may be impaired or become worthless.

We May Not Be Able To Effectively Protect Or Enforce Our Future Intellectual Property Rights.

We plan to rely on the patent, trademark, trade secret and copyright laws of the United States and other countries to protect our future intellectual property rights. The laws of some countries may not protect our intellectual property rights to the same extent as the laws of the United States. Failure of foreign countries to have laws to protect our intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in the loss of valuable proprietary information, which could have an adverse effect on our business and results of operations.

Even in circumstances in the future where we have a patent on certain technologies, such patents may not provide meaningful protection against competitors or against competing technologies. In addition, any patent applications submitted by us may not result in an issued patent. There can be no assurance that our future intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable. We could also face claims from third parties alleging that our products or processes infringe on their proprietary rights. If we are found liable for infringement, we could be responsible for significant damages, prohibited from using certain products or processes or required to modify certain products and processes. Any such infringement liability could adversely affect our product and service offerings, profitability and results of operations.

We also have plans to protect our know-how and trade secrets by entering into confidentiality and non-disclosure agreements with most of our employees and third parties. There can be no assurance that such agreements will not be breached or that we will be able to effectively enforce them. Any unauthorized disclosure of any of our material know-how or trade secrets could adversely affect our business and results of operations.

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

We have recently become aware that spam emails referencing the Company are being disseminated by third parties and that third parties have recently paid for investment relations campaigns and promotional activities relating to the Company’s Securities.

It has come to our attention that certain spam-emails containing information about our Company and our securities, which information may be false and misleading, have been disseminated over the internet by third parties. We have also become aware that certain unknown third parties have paid for investor relations campaigns and stock promotional activities relating to the Company’s securities.  The spam-emails distributed by third parties and investor relations campaigns and stock promotional activities are not associated with the Company or its officers or directors and have not been authorized, sanctioned or paid for by the Company.

We caution investors to review our most recent Form 8-Ks filed with the Securities and Exchange Commission, our official press releases and our periodic filings (including the financial statements and results of operations contained therein), before making any investment in the Company.  We further caution investors to not trust as accurate or complete any information, emails or reports touting the Company or its securities, which have not been authorized, approved or sanctioned by the Company.

These spam-emails, investor relation campaigns and stock promotional activities, which are not associated with the Company could lead to an artificial spike in the trading price of our common stock, could be associated with third parties trying to artificially inflate the price of and trading volume of our common stock and could furthermore result in a sharp and precipitous decline in the value of our common stock once such unauthorized stock promotional activities have ceased.

If We Are Late In Filing Our Quarterly Or Annual Reports With The Securities And Exchange Commission Or A Market Maker Fails To Quote Our Common Stock On The Over-The-Counter Bulletin Board For A Period Of More Than Four Days, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB.  If we are late in our filings three times in any 24 month period and are de-listed from the OTCBB or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

The Market For Our Common Stock is Illiquid, Sporadic and Subject to Wide Fluctuations.

While our common stock currently trades on the OTCQB market under the symbol “ETEK”, historically only a limited number of shares of our common stock have traded to date; however, recently the trading of our common stock has increased in volume and frequency.  There may not be an active public market for our common stock in the future. If there is an active market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for our products.

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

We have authorized capital stock consisting of 7,000,000,000 shares of common stock, $0.001 par value per share and 50,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).  We have 250,819,800 shares of common stock issued and outstanding (which number does not include 333,333 shares of common stock which we have agreed to issue to Ira Morris in exchange for the forgiveness of debt as described below under “Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities” - “Recent Sales Of Unregistered Securities”, which shares have not been physically issued to date) and 1,000 shares of Series A Preferred Stock issued and outstanding which vote 51% on all shareholder matters as of the filing of this report.  Our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Series A Preferred Stock have been issued by our Board of Directors which cause the holders to have super majority voting power over our shares.  Shares of Preferred Stock may be issued in the future which provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

ITEM 2 – PROPERTIES

Effective upon the closing of the Share Exchange Agreement (described above), the Company terminated the Company’s prior office space lease in Aberdeen, United Kingdom, and moved its principal office location to 15-65 Woodstream Blvd, Woodbridge, Ontario, Canada L4L 7X6.  The Company leases approximately 2,300 square feet of building space at such location which it uses as a warehouse, office and distribution center.  The lease is on a month-to-month basis pursuant to which we pay approximately $2,500 per month.

The Company previously owned rights to a mining property called The Sandalwood 1 Lode Claim which was comprised of one claim with an area of 20 acres located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern corner of the State of Nevada, U.S.A.

In connection with the Company’s change in business focus following the closing of the Share Exchange Agreement, the Company decided not to renew its rights to The Sandalwood 1 Lode Claim, which property rights expired effective September 1, 2012.

ITEM 3 - LEGAL PROCEEDINGS

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

While our common stock was quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “SWDZ” from March 2010 until July 23, 2012, when it was automatically de-listed due to the failure of a market maker to quote our common stock for a period of more than 4 days, and has been quoted on the OTCQB market since July 23, 2012, provided that only a minimum number of shares of common stock traded prior to December 31, 2012.  As such, no quarterly high and low sales prices for the Company’s common stock for the two most recent fiscal years has been included in this filing as the Company’s management believes that such information would be of little use to potential investors.

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

DESCRIPTION OF CAPITAL STOCK

We have authorized capital stock consisting of 7,000,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 50,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).  As of April 16, 2013, we had 250,819,800 shares of Common Stock (which number does not include 333,333 shares of common stock which we have agreed to issue to Ira Morris in exchange for the forgiveness of debt as described below under “Recent Sales Of Unregistered Securities”, which shares have not been physically issued to date) and 1,000 shares of Preferred Stock issued and outstanding held by 29 and four record holders, respectively.

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

Series A Preferred Stock

On April 13, 2012 the Company filed a Certificate of Designation of a series of 1,000 shares of Series A Preferred Stock of the Company with the Secretary of State of Nevada (the “Series A Preferred Stock”).  The holders of the Series A Preferred Stock, voting separately as a class are entitled to vote in aggregate, on all shareholders matters, 51% of the total vote on such shareholder matters, no matter how many shares of common stock or other voting stock of the Company are issued or outstanding in the future (the “Super Majority Voting Rights”).  Additionally, the Company is prohibited from adopting any amendments to the Company’s Bylaws, Articles of Incorporation, as amended, making any changes to the Certificate of Designation establishing the Series A Preferred Stock, or effecting any reclassification of the Series A Preferred Stock, without the affirmative vote of at least 66-2/3% of the outstanding shares of Series A Preferred Stock. However, the Company may, by any means authorized by law and without any vote of the holders of shares of Series A Preferred Stock, make technical, corrective, administrative or similar changes to such Certificate of Designation that do not, individually or in the aggregate, adversely affect the rights or preferences of the holders of shares of Series A Preferred Stock.

Options and Warrants

None.

Convertible Notes

Described in greater detail below under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” – “Liquidity and Capital Resources” - “Convertible Notes”.

Recent Sales of Unregistered Securities

The Company sold three notes on August 22, 2012, September 7, 2012 and December 12, 2012 totaling $134,935 (including two notes totaling $84,935 sold to Little Bay Consulting SA) which bear interest at 8% per annum and have a term of one year.   In the event of default, the note holders have the option to convert the amount of outstanding principal and interest owed under the notes into shares of common stock at a conversion price equal to 70% of the volume weighted average closing prices of the Company’s common stock during the 10 trading days prior to the conversion date.

Effective January 29, 2013, the Company entered into a Debt Conversion Agreement with Ira Morris, pursuant to which Mr. Morris agreed to convert an aggregate of $10,000 which he was owed, which included $5,000 loaned to Eco-Tek Ontario in March 2011 and $5,000 loaned to Eco-Tek Ontario in April 2012, into 333,333 shares of the Company’s common stock ($0.03 per share), which shares have not been issued to date and have not been reflected in the number of issued and outstanding shares disclosed throughout this report, unless otherwise stated.

Effective February 7, 2013, Little Bay loaned the Company $29,957, which was evidenced by a Promissory Note, which bears interest at the rate of 8% per annum and matures on February 7, 2014. Upon an event of default (as described in the note), Little Bay has the option of converting the unpaid principal and interest owed under the Promissory Note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

Subsequent to February 7, 2013 and during the months of February and March 2013, we received loans in an aggregate amount of $137,000 from various lenders, which we anticipate documenting in the form of Promissory Notes with substantially similar terms as the above, subsequent to the filing of this report.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the sale and issuance of the above securities, since the sale and issuance of the securities were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly as explained in the section entitled "Risk Factors" of this Annual Report.

Plan of Operations For the Next 12 Months

Planned Actions	Total Estimated Cost to Complete
Implement an internet sales strategy for Eco-Tek Multi-Purpose Lubricant and Fuel Savings Package.	$5,000
Maintain active research and development program for new or improved engine treatment performance products.	$25,000
Introduce the eco-friendly windshield washer fluid to the market.	$50,000
Introduce a household lubricant to the market.	$50,000
Recruit, train and establish two additional corporate sales agents in Ontario.	$40,000
Create infomercial for television advertising	$50,000
Increase retail outlets in Ontario and throughout Canada.	$50,000
Increase international distributors.	$2,400
Convert a pre-existing service center into an Eco-Tek Lube Center in Ontario, Canada.	$50,000
Establish up to two more Eco-Tek Lube Centers in Ontario, Canada.	$120,000
TOTAL	$442,400

We will need to raise additional funding to complete the Plan of Operations set forth above.  Currently we have only enough cash on hand to pay for our current level of day to day operations and the Securities and Exchange Commission reporting requirements.

We have budgeted the need for approximately $400,000 of additional funding during the next 12 months to affect the Plan of Operations set forth above and pay costs and expenses associated with the filing requirements with the Securities and Exchange Commission, which funding may not be available on favorable terms, if at all.  If we are unable to raise adequate working capital we will be restricted in the implementation of our business plan.

Moving forward, we plan to seek out additional debt and/or equity financing (similar to the Convertible Notes described herein) to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and our business operations; however, we do not currently have any specific plans to raise such additional financing at this time.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

During the current year 2012, we have incurred a net loss of $872,899, and as at December 31, 2012 we have an accumulated deficit of $2,212,926. The ability of the Company to continue as a going-concern depends upon its ability to raise adequate financing and develop profitable operations. If we cannot generate sufficient revenues from our services, we may have to delay the implementation of our business plan.

Comparison of Results of Operations For The Fiscal Year Ended December 31, 2012 Compared to The Fiscal Year Ended December 31, 2011

Revenue. Revenue for the year ended December 31, 2012 was $282,175 compared to $234,133 for the year ended December 31, 2011, an increase of 21% compared to the prior period. The increase was a result of the increased marketing activities specifically after the closing of the Share Exchange Agreement in June 2012.

Cost of Products Sold.  Cost of products sold was $219,126 for the year ended December 31, 2012, compared to $152,428 for the year ended December 31, 2011, an increase of $66,698 or 44% from the previous period, which increase was mainly associated with the increase in sales.

Operating Expenses. Operating expenses increased to $931,244 for the year ended December 31, 2012 from $174,663 for the year ended December 31, 2011, an increase of $756,581 or 433% from the prior year.  The major reason for the increase was due to inclusion of $425,542 representing research and development services provided by Dr. Nacson and post-merger expenses of the public Company of $270,746 in fiscal 2012 due to reverse merger which was completed on June 29, 2012, which expenses were not present when Eco-Tek Ontario was a private company.

Operating expenses for the year ended December 31, 2012, included general and administrative expenses of $633,371, which increased by $556,735 or 730% from general and administrative expenses of $76,636 for the year ended December 31, 2011, due to inclusion of $425,542 representing research and development services provided by Dr. Nacson; salaries and wages of $77,981, which increased by $18,720 or 32% from salaries and wages of $59,261 for the year ended December 31, 2011, mainly representing contributed services from shareholders; selling and delivery expenses of $47,368, which increased by $35,228 or 290% from selling and delivery expenses of $12,140 for the year ended December 31, 2011, due to increased marketing activities to increase the sales of the company; financial expenses, which increased by $145,955 or 603% to $170,179 for the year ended December 31, 2012, compared to $24,224 for the year ended December 31, 2011, due to amortization charge on convertible promissory notes payable;  and depreciation which totaled $2,345 and $2,402 for the year ended December 31, 2012 and 2011, respectively.

Net loss. For the year ended December 31, 2012, we incurred a net loss of $868,195 as compared to a net loss of $92,958 for the year ended December 31, 2011, an increase in net loss of $775,237 or 834% from the prior period. The increase in net loss was mainly due to inclusion of $425,542 representing research and development services provided by Dr. Nacson and post-merger expenses of the public Company of $270,746 in fiscal 2012 due to reverse merger which was completed on June 29, 2012, which expenses were not present when Eco-Tek Ontario was a private company.

Liquidity and Capital Resources

As of December 31, 2012, the Company had total assets of $86,143, which included total current assets of $78,805, consisting of cash of $12,836, accounts receivable of $37,889, inventory of $14,278, income tax recoverable of $9,955, and prepaid and sundry assets of $3,847, and long-term assets of $7,338 representing equipment, net of depreciation.

The Company had total liabilities of $1,006,313 which consisted solely of current liabilities, consisting of accounts payable and accrued liabilities of $136,850, note payable of $134,935 (described below under “Promissory Notes”), convertible notes payable, net of discount, of $260,278 (described below under “Convertible Promissory Notes”), and advances from stockholders of $474,250.

The Company had a working capital deficit of $927,508 and an accumulated deficit of $2,212,926 as of December 31, 2012.

Net cash used in operating activities. During the fiscal year ended December 31, 2012, net cash used in operating activities was $399,703 compared with $25,656 for the fiscal year ended December 31, 2011. The increase in net cash used in operating activities was mainly the result of an increase in operating expenses as compared to previous year.

Net cash provided by (used in) investing activities. Net cash used in investing activities for the fiscal year ended December 31, 2011 of $4,550 was for the purchase of equipment. The Company received $39,195 in cash on the acquisition of Eco-Tek.

Net cash provided by financing activities. During the fiscal year ended December 31, 2012, net cash provided by financing activities was $366,135 compared with $21,892 for the fiscal year ended December 31, 2011. The major reason for the increase was proceeds received on the issuance of promissory notes payable and convertible promissory notes of $299,935 and advances from stockholders of $66,200.

Convertible Notes

Our expenses have historically been funded through third-party plans evidenced by Convertible Promissory Notes, as described in greater detail below:

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

In February and March 2012, we issued three Convertible Promissory Notes. A note dated February 3, 2012 in the principal amount of $5,000 was issued to Little Bay in connection with a loan of $5,000 made to the Company by Little Bay, which note matured in February 2013, and bears interest at the rate of 8% per annum. A note dated February 17, 2012 in the principal amount of $5,000 was issued to MIH Holdings Ltd. (“MIH”) in connection with a loan of $5,000 made to the Company by MIH, which note matured in February 2013, and bears interest at the rate of 8% per annum.  The third note dated March 6, 2012, in the principal amount of $10,000 was issued to MIH in connection with a loan of $10,000 made to the Company by MIH, which note matures in March 2013, and bears interest at the rate of 8% per annum.  The Little Bay and February 17, 2012 MIH notes have matured and have not been paid to date.  If converted into shares of our common stock, the convertible notes would convert into 14,000,000, 14,000,000, and 28,000,000 shares of the Company’s common stock, respectively (not including the conversion of any accrued and unpaid interest and notwithstanding the Conversion Limitation as such relates to Little Bay and MIH as described below).

Effective April 20, 2012, Talon International Corp. (“Talon”) loaned the Company $115,000 (the “Talon Loan”), which was evidenced by a Convertible Promissory Note (as amended and restated, which amendment and restatement are reflected in the discussion below). The note bears interest at the rate of 8% per annum and matures on April 20, 2013. If converted into shares of our common stock, the convertible note would convert into 322,128,851 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest) provided that the promissory note included a Conversion Limitation (as defined below).  The Talon Loan is subject to the Conversion Limitation, described below.

The Convertible Promissory Note described above (the “Convertible Notes”) bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates, unless otherwise described.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.0003571 per share at the option of the respective holders thereof, as provided in such Convertible Notes.

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

Effective December 12, 2012, Little Bay, loaned the Company $59,935, which was evidenced by a Promissory Note, which bears interest at the rate of 8% per annum and matures on December 12, 2013.  Upon an event of default (as described in the note), Little Bay has the option of converting the unpaid principal and interest owed under the Promissory Note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.  The Company will need to raise additional funding to complete the Plan of Operations set forth above and repay the notes described above.  Currently the Company has only enough cash on hand to pay for its current level of day to day operations and the Securities and Exchange Commission reporting requirements.  If the Company is unable to raise adequate working capital it will be restricted in the implementation of its business plan.

Moving forward, we plan to seek out additional debt and/or equity financing (similar to the Convertible Notes and/or Promissory Notes) to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission and to affect our plan of operations (as described above); however, we do not currently have any specific plans to raise such additional financing at this time.  The sale of additional equity securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

There can be no assurance that the Company will be able to continue to raise funds, in which case we may be unable to meet our obligations and we may cease operations.

Significant Accounting Policies

See Note 3 to the audited financial statements included herein.

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

Off Balance Sheets Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ECO-TEK GROUP, INC. (FORMERLY SANDALWOOD VENTURES, LTD.)
DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eco-Tek Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Eco-Tek Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2012. Eco-Tek Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco-Tek Group, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced losses from operations since inception. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Toronto LLP Licensed Public Accountants

Markham, Canada

April 15, 2013

ECO-TEK GROUP, INC. (FORMERLY SANDALWOOD VENTURES, LTD.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(Expressed in United States Dollars)

	2012	2011
ASSETS

Current Assets
Cash	$12,836	$6,878
Accounts receivable, net of allowance of $15,468 and $29,742 as of December 31, 2012 and 2011, respectively	37,889	31,496
Inventory	14,278	22,405
Investment tax credit recoverable	9,955	9,739
Deposit and sundry assets	3,847	2,829
Total Current Assets	78,805	73,347

Long Term Assets
Equipment, net of depreciation (Note 4)	7,338	9,683
Total Assets	$86,143	$83,030
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$136,850	$108,997
Notes payable (Note 5)	134,935	-
Convertible promissory notes payable (Note 6)	260,278	-
Advances from stockholders (Note 7)	474,250	404,795
Total Current Liabilities	1,006,313	513,792
Commitment (Note 8)

Stockholders' Deficit
Preferred stock, $0.001 par value ; 50,000,000 shares authorized and 1,000 and Nil shares outstanding as of December 31, 2012 and 2011, respectively (Note 9)	1	-
Common stock, $0.001 par value; 7,000,000,000 shares authorized and 250,819,800 and 123,960,417 shares issued and outstanding as of December 31, 2012 and 2011, respectively (Note 9)	250,820	123,960
Additional paid in capital	863,242	352,555
Accumulated other comprehensive loss	(34,643)	(29,939)
Accumulated deficit	(1,999,590)	(877,338)
Total Stockholders' Deficit	(920,170)	(430,762)
Total Liabilities and Stockholders' Deficit	$86,143	$83,030

The accompanying notes are an integral part of these consolidated financial statements.

ECO-TEK GROUP, INC. (FORMERLY SANDALWOOD VENTURES, LTD.)
CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31
(Expressed in United States Dollars)

	2012	2011
SALES	$282,175	$234,133
COST OF PRODUCTS SOLD	219,126	152,428
GROSS PROFIT	63,049	81,705
OPERATING EXPENSES
General and administrative (Note 9)	633,371	76,636
Salaries and wages	77,981	59,261
Selling and delivery	47,368	12,140
Financial	170,179	24,224
Depreciation	2,345	2,402
TOTAL OPERATING EXPENSES	931,244	174,663
NET LOSS	$(868,195)	$(92,958)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(4,704)	9,341
COMPREHENSIVE LOSS	$(872,899)	$(83,617)
LOSS PER WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	187,390,109	123,960,417

The accompanying notes are an integral part of these consolidated financial statements.

ECO-TEK GROUP, INC. (FORMERLY SANDALWOOD VENTURES, LTD.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2012
(Expressed in United States Dollars)

	Common stock		Preferred stock series A

	Number of shares issued	Common stock	Number of shares issued	Preferred stock	Common stock issuable	Accumulated and other comprehensive loss	Additional paid-in-capital	Accumulated deficit	Total
			$	$	$	$	$	$	$
As at December 31, 2010	123,960,417	123,960	—	—	215,595	(39,280)	68,129	(784,380)	(415,976)

Issuance of common stock	—	—	—	—	(215,595)	—	215,595	—	—

Contributed services	—	—	—	—	—	—	68,831	—	68,831

Foreign currency translation	—	—	—	—	—	9,341	—	—	9,341

Loss for the year	—	—	—	—	—	—	—	(92,958)	(92,958)
As at December 31, 2011	123,960,417	123,960	—	—	—	(29,939)	352,555	(877,338)	(430,762)

Issuance of common stock for services	1,039,583	1,040	—	—	—	—	424,502	—	425,542

Acquisition of the net liabilities of Sandalwood (Note 9)	125,819,800	125,820	1,000	1	—	—	—	(254,057)	(128,236)

Contributed services (Note 9)	—	—	—	—	—	—	71,170	—	71,170

Foreign currency translation	—	—	—	—	—	(4,704)	—	—	(4,704)

Beneficial conversion feature	—	—	—	—	—	—	15,015	—	15,015

Loss for the year	—	—	—	—	—	—	—	(868,195)	(868,195)
As at December 31, 2012	250,819,800	250,820	1,000	1	—	(34,643)	863,242	(1,999,590)	(920,170)

The accompanying notes are an integral part of these consolidated financial statements.

ECO-TEK GROUP, INC. (FORMERLY SANDALWOOD VENTURES, LTD.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(Expressed in United States Dollars)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(868,195)	$(92,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,345	2,402
Accrued interest	10,293	-
Contributed services	495,570	68,831
Changes in operating assets and liabilities:
Accounts receivable	(5,583)	11,804
Inventory	8,583	(3,147)
Investment tax credit recoverable	-	(10,014)
Deposit and sundry assets	2,110	-
Accounts payable and accrued liabilities	(44,826)	(2,574)
CASH USED IN OPERATING ACTIVITIES	(399,703)	(25,656)
CASH FLOWS FROM INVESTING ACTIVITY
Acquisition of the net liabilities of Sandalwood	39,195	-
Purchase of equipment	-	(4,550)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	39,195	(4,550)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	134,935	-
Proceeds from convertible notes payable	165,000	-
Advances from stockholders	66,200	21,892
CASH PROVIDED BY FINANCING ACTIVITIES	366,135	21,892
EFFECT OF EXCHANGE RATE CHANGES ON CASH	331	1,850
NET INCREASE (DECREASE) IN CASH	5,958	(6,464)
CASH, BEGINNING OF YEAR	6,878	13,342
CASH, END OF YEAR	$12,836	$6,878
Non cash financing and investing activities

Accounts payable assumed on reverse merger	67,431	-
Convertible promissory notes assumed on reverse merger	100,000	-
Beneficial conversion feature of debt allocated to equity	15,015	-

The accompanying notes are an integral part of these financial statements.

ECO-TEK GROUP, INC. (FORMERLY SANDALWOOD VENTURES, LTD.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2012
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS

Eco-Tek Group, Inc. (“Eco-Tek" or the "Company") was incorporated on May 4, 2005 under the laws of the province of Ontario, Canada.  Eco-Tek is dedicated to the development and marketing of innovative and cost effective "Green" products to the automotive and industrial sectors.

Sandalwood Ventures, Ltd. (“Sandalwood”) was incorporated on April 10, 2007 in the State of Nevada for the purpose of acquiring, exploring and developing mining properties.  In connection with the Share Exchange Agreement as explained below, pursuant to which Sandalwood acquired Eco-Tek, on November 16, 2012, Sandalwood filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada and changed its name to “Eco-Tek Group, Inc.”

On June 25, 2012, Sandalwood entered into a share exchange agreement (the “Share Exchange Agreement”) with the shareholders of and corporate entity of Eco-Tek, which closed on June 29, 2012, wherein it acquired the latter in exchange for 125,000,000 shares of common stock in a transaction accounted for as a reverse merger.  On June 25, 2012, certain of Eco-Tek’s shareholders also entered into a stock purchase agreement wherein they acquired the 1,000 Series A Preferred Stock shares which provided them 51% voting rights to Sandalwood.  As a result of these transactions, Eco-Tek’s shareholders became Sandalwood’s majority shareholders and Eco-Tek became a wholly-owned subsidiary of Sandalwood.  Following the share exchange, Sandalwood undertakes continued manufacturing and distribution of Eco-Tek’s products and ongoing research, development and commercialization of associated products.  In connection with this change in business focus, Sandalwood ceased undertaking any mineral exploration activities and the rights to its Sandalwood 1 Lode Claim expired in September 2012. Sandalwood has also changed its year-end to December 31 and its name to Eco-Tek Group, Inc., as described above.

Consequently, the assets and liabilities and the historical operations reflected in the consolidated financial statements for the periods prior to June 29, 2012 are those of Eco-Tek and are recorded at the historical cost basis. After June 29, 2012 (the closing date), the Company’s consolidated financial statements include the assets and liabilities of both Eco-Tek and Sandalwood and the historical operations of both after that date as one entity.

2.     GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.  Presented below are those policies considered particularly significant:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.  Areas that require estimation are the provision for inventory obsolescence, allowance for doubtful accounts receivable and useful life of equipment.

Revenue Recognition

The Company's revenue recognition policies are in accordance with Accounting Standards Codification ("ASC") 605, Revenue Recognition. Revenues are recognized when persuasive evidence of an arrangement exists; delivery has occurred; the price to the buyer is fixed or determinable; and collectability is reasonably assured.

Sales are recognized upon passage of title to the customer. This occurs upon shipment or upon receipt by the customer, depending on the delivery terms negotiated with the customer.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value.  Items are considered to be cash equivalents if the original maturity is three months or less.

Inventory

Inventory is valued at the lower of cost or net realizable value.  Cost is determined on a first-in, first-out basis.  The cost of finished goods includes raw materials, freight-in and direct labor.

Shipping and Handling Costs

Shipping and handling costs related to inventory delivered to our customers are expensed as incurred and are included in selling and delivery.

Leases

The Company leases property and equipment in the ordinary course of business. Significant lease obligations relate to the Company’s premises. These leases have varying terms and may or may not include purchase or buyout options and guaranteed residuals. The terms of these leases are considered when determining whether a lease is classified as operating or capital. The expense associated with leases that have escalating payment terms is recognized on a straight-line basis over the life of the lease.

Other leases are classified as operating when lease terms are significantly shorter than the assets' economic useful lives, or minimum lease payments are significantly lower than the purchase cost of the asset. Management expects that in the normal course of business, these leases will be renewed, replaced with new leases, or replaced with fixed asset expenditures.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment

Equipment is stated at historical cost less accumulated depreciation.  Depreciation, based on the estimated useful lives of the assets, is provided using the below noted annual rates and methods:

Furniture and fixtures	20% declining balance
Equipment	20% declining balance
Computer	25% declining balance
Leasehold improvements	5 year straight line
Automobile	30% declining balance

Foreign Currency Translation

The accounts of the Company were translated into United States dollars in accordance with the provisions of ASC 830, Foreign Currency Matters.  In accordance with the provisions of ASC 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant periods.  Adjustments resulting from the translation of the financial statements from their functional currencies to United States dollars are accumulated as a separate component of accumulated other comprehensive income or loss and have not been included in the determination of income for the relevant periods.  The functional currency of the Company is the Canadian dollar.

Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Research and development

The Company’s research and development activities principally involve the enhancement and modification of the formulation or design of its products or production processes.  The costs related to research and development activities are expensed as incurred.  Investment tax credits are accrued when the Company has made the qualifying expenses provided there is reasonable assurance that the credits will be realized. The amount spent on research and development activities during 2012 and 2011 were approximately $nil and $45,000, respectively.  No such costs were borne directly by customers. The Company received investment tax credits of $13,557 in 2011 and recorded them as a deduction against research and development expenses.  The Company has not made any claim for the year 2012.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of ASC 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying value of the Company's cash, accounts receivable, accounts payable and accrued liabilities, advances from stockholders and promissory notes approximates fair value because of the short-term maturity of these instruments.

Comprehensive Income

The Company follows ASC 220, Comprehensive Income which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements.  Comprehensive income is presented in the statements of changes in stockholders' equity (deficit), and consists of foreign currency translation adjustments.  ASC 220 requires only additional disclosures in the consolidated financial statements and does not affect the Company's financial position or results of operations.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the consolidated financial statements of "basic" and "diluted" earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended December 31, 2012 and 2011.

Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less cost to sell.

Accounts Receivable

Accounts receivable are stated at outstanding balances, net of an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Management’s periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer’s ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk

The Company is exposed to credit risk on accounts receivable from its customers.  In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit terms.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718, Compensation – Stock Compensation, which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). ASC 718 also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

4.	EQUIPMENT

The components of equipment are as follows:

	Cost	Accumulated Depreciation	Net 2012	Net 2011
Furniture and fixtures	$6,486	$(4,850)	$1,636	$1,974
Equipment	3,224	(2,450)	774	935
Computer	6,429	(5,724)	705	903
Leasehold improvements	4,272	(2,630)	1,642	2,457
Automobile	5,507	(2,926)	2,581	3,414
	$25,918	$(18,580)	$7,338	$9,683

5.	NOTES PAYABLE

The Company issued three notes on August 22, 2012, September 7, 2012 and December 12, 2012 totaling $134,935 which bear interest at 8% per annum and have a term of one year.   In the event of default, the note holders have the option to convert the notes to common shares at a conversion price equal to 70% of the volume weighted average closing prices of the Company’s common shares during the 10 trading days prior to the conversion date.

6.	CONVERTIBLE PROMISSORY NOTES PAYABLE

All of the Convertible Promissory Notes described below (the “Convertible Notes”) bear interest at the rate of 8% per annum, and are due and payable twelve months from their respective effective dates, unless otherwise described below.  Additionally, the principal and interest due under such Convertible Notes is convertible into shares of the Company’s common stock at a conversion price of $0.000357 per share at the option of the respective holders thereof, as provided in such Convertible Notes.

During the year ended December 31, 2012, the Company entered into amendments to certain outstanding Convertible Notes.  The amendments added a provision to the Convertible Notes which prohibited the holder thereof from converting such note into shares of the Company’s common stock if such conversion would result in the holder holding more than 4.99% of the Company’s common stock, subject to each holder’s ability to waive such limitation with not less than 61 days prior written notice to the Company (the “Maximum Percentage”). Approximately $182,500 of the Convertible Notes is subject to the Maximum Percentage.

The Company accounts for the Convertible Notes in accordance with ASC Topic 470, Debt, as it pertains to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  Under the accounting guidance, convertible debt instruments that may be settled entirely or partially in cash upon conversion are required to be separated into liability and equity components, with the liability component amount determined in a manner that reflects the issuer’s non-convertible debt borrowing rate. The value assigned to the liability component is determined by measuring the fair value of a similar liability that does not have an equity conversion feature. The value assigned to the equity component is determined by deducting the fair value of the liability component from the initial proceeds. The excess of the principal amount of the liability component over its carrying amount (the non-cash discount) is amortized to interest cost using the effective interest method over the term of the debt agreement.  In addition, transaction costs incurred that directly relate to the issuance of convertible debt instruments must be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively.

The Company estimated its non-convertible borrowing rate at the date of issuance of the Convertible Notes to be 18%. The 18% non-convertible borrowing rate represented the borrowing rate of similar companies with the same credit quality as the Company. Using the income method and discounting the principal and interest payments of the Convertible Notes using the 18% non-convertible borrowing rate, the Company estimated the fair value of the $165,000 Convertible Notes issued in fiscal 2012 to be $149,985 with the discount being $15,015. The discount is being amortized as non-cash interest expense over the life of the notes using the effective interest method.

The Company also evaluated the Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, Derivatives and Hedging. Therefore, no additional amounts have been recorded for those items.

The Convertible Notes payable consist of the following:

Beginning balance	$-
Convertible Notes assumed on reverse merger	100,000
Issuance of Convertible Notes	165,000
Less: debt discount from conversion options	(15,015)
Add: amortization of discount	10,293
Less: conversions to common stock	-
Ending balance	$260,278

7.	ADVANCES FROM STOCKHOLDERS

The advances from stockholders are unsecured, non-interest bearing and due on demand.

8.	COMMITMENT

The Company leases premises under an operating lease with a two year term in Woodbridge, Ontario.  Minimum lease commitments under the lease, excluding taxes, at December 31, 2012 were:

2013	$30,000
$30,000

9.	CAPITAL STOCK

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

On January 23, 2012, the Company affected a 28:1 forward stock split of its common stock without adjusting the par value of $0.001. All share amounts referred to in these consolidated financial statements have been retroactively restated to reflect the stock split.

The Company is authorized to issue 7,000,000,000 shares of common stock with a par value of $0.001 per share.

9.	CAPITAL STOCK (continued)

During the year ended December 31, 2012, certain shareholders contributed services to the Company valued at $71,170 (2011:  $68,831) which were included in general and administrative expenses with a corresponding credit to additional paid-in-capital.

During the year and concurrent with the Share Exchange Agreement, 1,039,583 shares of common stock were issued to Dr. Sabatino Nacson in respect of research and development services provided by him to the Company. These shares, as well as additional 2,000,000 shares that will be transferred to Dr. Nacson by a shareholder on behalf of the Company in respect of these services, were valued at $425,542 and have been recorded by the Company as part of the general and administrative expenses.

In June 2012, the Company issued 125,000,000 shares to acquire Sandalwood.  The transaction was accounted for as a reverse merger.  Shares outstanding immediately prior to the transaction of 125,819,800 and the net book value of Sandalwood $(128,236) are presented as an acquisition of the net liabilities of Sandalwood in the Statement of Stockholders' Deficit.

10.	RELATED PARTY TRANSACTIONS

The Company's transactions with related parties were, in the opinion of the directors, carried out on normal commercial terms and in the ordinary course of the Company's business.

Other than those disclosed elsewhere in the financial statements, the only related party transaction is the compensation paid to the President and Director of the Company during the year amounting to $11,197.

11.	INCOME TAXES

The provision for income taxes differs from that computed at the Canadian and US combined corporate tax rate of 33% (2011 - 28%) as follows:

	2012	2011

Income tax on accounting income	238,079	14,873
Tax effect of expenses that are not deductible for income tax purposes	166,337	19,411
Differences in the depreciation of property and equipment	(112)	(141)
Change in valuation allowance	(404,302)	(34,143)
Income taxes	$-	$-

The components of deferred income taxes have been determined at the combined Canadian and US corporate tax rate of 33% (2011 - 28%).

	2012	2011
Deferred income tax (liability) asset:
Differences in the depreciation of property and equipment	112	150
Non-capital losses available for carry-forward	510,928	204,384
Valuation allowance	(511,040)	(204,534)
Deferred income tax asset:	$-	$-

As of December 31, 2012, the Company determined that a valuation allowance relating to the deferred tax asset of the Company was necessary.  This determination was based largely on the negative evidence represented by the losses incurred in the current year and that the Company does not carry on operations to recover these losses in the foreseeable future. Therefore, a valuation allowance of $511,040 (2011 – $204,534) at December 31, 2012 was recorded to offset deferred tax assets.

The Company has approximately $1,529,000 of non-capital losses available to offset future taxable income.  These losses begin to expire in 2032.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, the Company has not recognized any accrued interest and penalties related to uncertain tax positions.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 2012 and 2011 interest of $nil and income taxes of $nil were paid.

13. FINANCIAL INSTRUMENTS

Fair Values

The Company’s financial instruments consist of cash, accounts receivable, investment tax credits recoverable, accounts payable and accrued liabilities, notes payable, convertible notes payable and advances from stockholders. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of these instruments. The Company’s only financial instruments carried at fair value on the balance sheet is cash, which is classified at Level 1 and is measured using quoted market prices. Furthermore, there were no transfers of financial instruments between Levels 1, 2, and 3 during the year ended December 31, 2012.

Foreign Currency Risk

Foreign currency risk is the risk that changes in the rates of exchange on foreign currencies will impact the financial position or cash flows of the Company. The Company’s functional currency is the Canadian dollar, thus the Company is exposed to foreign currency risks in relation to certain payables that are to be settled in US funds. Management monitors its foreign currency exposure regularly to minimize the risk of an adverse impact on its cash flows.

Concentration of Credit Risk

Concentration of credit risk is the risk of loss in the event that certain counterparties are unable to fulfill its obligations to the Company. The Company limits its exposure to credit loss on its cash by placing its cash with high credit quality financial institutions. The Company does not have any cash in excess of federally insured limits. Investment tax credits recoverable are due from the Canadian government.  The Company’s financial instruments that are exposed to concentrations of credit risk are primarily accounts receivable.

Liquidity Risk

Liquidity risk is the risk that the Company’s cash flows from operations will not be sufficient for the Company to continue operating and discharge is liabilities. The Company is exposed to liquidity risk as its continued operation is dependent upon its ability to obtain financing, either in the form of debt or equity, or achieving profitable operations in order to satisfy its liabilities as they come due.

14. SUBSEQUENT EVENTS

Effective January 29, 2013, the Company entered into a Debt Conversion Agreement with Ira Morris, pursuant to which Mr. Morris agreed to convert an aggregate of $10,000 which he was owed, which included $5,000 loaned to Eco-Tek Ontario in March 2011 and $5,000 loaned to Eco-Tek Ontario in April 2012, into 333,333 shares of the Company’s common stock ($0.03 per share).

Subsequent to February 7, 2013 and during the months of February and March 2013, we received loans in an aggregate amount of $137,000 from various lenders, which we anticipate documenting in the form of Promissory Notes with substantially similar terms as the above, subsequent to the filing of this report.

Effective February 7, 2013, a third party loaned the Company $29,957, which was evidenced by a Promissory Note, which bears interest at the rate of 8% per annum and matures on February 7, 2014. Upon an event of default (as described in the note), the lender has the option of converting the unpaid principal and interest owed under the Promissory Note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 28, 2012, the Board of Directors of the Company dismissed MaloneBailey, LLP (“MaloneBailey), as its independent registered public accounting firm. On the same date, December 28, 2012, the accounting firm of DNTW Toronto, LLP (“DNTW”), was engaged as the Company's new independent registered public accounting firm. The Board of Directors of the Company approved the dismissal of MaloneBailey and the engagement of DNTW.

MaloneBailey was engaged as the Company’s independent registered public accounting firm on March 1, 2012, when the Board of Directors dismissed GBH CPAs, PC, as the Company’s independent registered public accounting firm and appointed MaloneBailey.

MaloneBailey did not provide a report on the Company’s financial statements during the two most recent fiscal years or through December 31, 2012.

During the period from March 1, 2012, the date of engagement of MaloneBailey, through the date of dismissal, there were no disagreements with MaloneBailey whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to MaloneBailey 's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with a report on the Company's financial statements.

The report of GBH CPAs, PC on the Company's financial statements for the period from April 10, 2007 (inception) through June 30, 2011 (the Company’s prior year end, having amended its year end from June 30th to December 30th, effective June 27, 2012), did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements for the fiscal year ended June 30, 2011 included a going concern qualification in the Company's audited financial statements.

During the period from April 10, 2007 (inception) through June 30, 2011, and the subsequent interim periods thereto, through March 1, 2012, there were no disagreements with GBH CPAs, PC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to GBH CPAs, PC's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.
None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the Company’s two most recent fiscal years or the subsequent interim period through December 28, 2012.

During the two most recent fiscal years, and any subsequent interim period prior to engaging DNTW, neither the Company, nor anyone on its behalf, consulted DNTW regarding (i) either the application of accounting principles to a specified transaction, completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by DNTW that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

The Company requested that MaloneBailey furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter is incorporated by reference as Exhibit 16.1 hereto.

The Company requested that GBH CPAs, PC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agreed with statements regarding its dismissal. Such letter is incorporated by reference as Exhibit 16.2 hereto.

ITEM 9A - CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

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

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal controls can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal controls at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Effective as of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

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

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2012:

(1)	lack of an internal audit group, and need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge; and

(2)	inadequate segregation of duties due to limited number of personnel, which makes the reporting process susceptible to management override.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an affect on the Company's financial reporting in fiscal 2012. However, management believes that the lack of a functioning audit committee can adversely affect reporting in the future years, when our operations become more complex and less transparent and require a higher level of financial expertise from the overseeing body of the Company.

We are committed to improving our financial organization. As part of this commitment, we will, as soon as funds are available to the Company, (1) appoint one or more outside Directors to an audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to provide expert advice.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of internal controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10- DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical information regarding the officers and Directors of the Company as of the date of this filing are provided below:

NAME	AGE	POSITION
Ronald Kopman	70	President, Chief Financial Officer, and Director

Maurizio Cochi	58	Treasurer, Secretary and Director

Barry Wohl	60	Director

Ronald Kopman

On May 3, 2012, Mr. Kopman was appointed as the President, Chief Financial Officer and Director of the Company.  Since April 1, 2012, Mr. Kopman has served as a Director of and as President of Eco-Tek Ontario. Mr. Kopman has served as the Partner, General Manager and Sales Manager of Fastenersavings.com since 2006, which company is engaged in the resale of various industrial fasteners and components.  From 1998 to 2005, Mr. Kopman was self-employed as a consultant working for various companies engaged in the manufacturing and importing of industrial supplies and components.  From 1994 to 1997, Mr. Kopman was employed as the Secretary, Treasurer and Sales Manager of Omega Electric Company, Inc. From 1982 to 1994, Mr. Kopman served as a Real Estate Agent with ReMax Revenue Properties.  From 1968 to 1982, Mr. Kopman served as President and Chief Executive Officer of Fastener World Ltd.

Director Qualifications:

Mr. Kopman has vast and diverse experience in structuring and guiding companies towards maximum efficiency and realization of profit potential. He has a proven ability to work with managers and employees to best utilize skills that contribute to company growth. We believe Mr. Kopman’s background and experience in the hardware business will be utilized in his role with the Company.  He has strong work ethic and an ability to understand and achieve corporate objectives.

Maurizio Cochi

On May 3, 2012, Mr. Cochi was appointed as the Treasurer, Secretary and Director of the Company.  Since April 1, 2012, Mr. Cochi has served as a Director of and as Secretary and Treasurer of Eco-Tek Ontario. Mr. Cochi has served as the owner and Manager of One Stop Auto Centre, an Auto Parts and Product Wholesale Distributor since 1978.  Mr. Cochi graduated with honors from Western Technical Commercial School in Toronto, Ontario in 1973.  Mr. Cochi is a former Director of the Automotive Aftermarket Retailers of Ontario (AARO) and a former Board member of the Learning Enrichment Foundation (LEF).  Mr. Cochi was also an owner of and driver of a Canadian Association for Stock Car Auto Racing (CASCAR) racecar from 1990 to 2002 and an owner and Manager of a CASCAR racing team from 2002 to 2010.

Director Qualifications:

Mr. Cochi’s past experience in the automotive mechanical sector will be an asset for the Company.  His previous experience in the franchising of auto service centers will also help the Company in connection with its planned expansion into branded automobile service facilities.

Barry Wohl

On May 3, 2012, Mr. Wohl was appointed as a Director of the Company.  Since April 1, 2012, Mr. Wohl has served as a Director of Eco-Tek Ontario.  Mr. Wohl has served as the President of Wohl HR Consulting and Search – Executive Recruiting, since October 2010.  From March 2009 to May 2010, Mr. Wohl served as Vice President of Human Resources for Vector Aerospace, an independent provider of aviation repair and overhaul services.  From April 1996 to January 2009, Mr. Wohl served as Vice President of Human Resources and as a Director of Messier-Dowty, Inc., a designer and manufacturer of aerospace landing gear systems. Mr. Wohl received a Bachelor’s Degree in Mathematics from McMaster University in 1974.  Mr. Wohl has also completed the Cambridge Executive Leadership Program.

Director Qualifications:

Mr. Wohl has over 20 years of experience in senior level human resource management.  He has a very strong background in government relations, corporate compliance, social responsibility, health, safety and environment, all of which the Company believes will be instrumental in the Company’s future growth and expansion.

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

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. The Board of Directors believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Director(s).

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

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our executive officers have not been involved in any of the following events during the past ten years:

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

Board Meetings and Annual Meeting

During the fiscal year ended December 31, 2012, our Board of Directors did not meet or hold any formal meetings.  We did not hold an annual meeting in 2012.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended December 31, 2012 by the unanimous written consent of its Board of Directors.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required Directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal years ended December 31, 2012, except that:

(a)
Edwin Slater, the former sole officer, sole Director and majority shareholder of the Company, inadvertently failed to timely file a Form 4 reporting his sale of shares of common stock of the Company on May 3, 2012, which Form 4 was not filed until May 10, 2012;

(b)	Ira Morris inadvertently failed to timely file a Form 3 in connection with his acquisition of shares of the Company’s Preferred Stock on May 3, 2012, which Form 3 was not filed until May 10, 2012;

(c)
Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev, inadvertently failed to timely file Form 3’s in connection with the acquisition by them of more than 9.99% of our outstanding shares of our common stock, which Form 3’s were not filed until May 10, 2012;

(d)
Ronald Kopman; Maurizio Cochi and Barry Wohl inadvertently failed to timely file Form 3’s in connection with such persons being appointed as officers and Directors of the Company on May 3, 2012, which Form 3’s were not filed until May 10, 2012;

(e)
Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev, inadvertently failed to timely file Form 4’s in connection with the June 25, 2012 disposition by them of shares of common stock and June 29, 2012 acquisition by them of shares of our common stock, which Form 4’s were not filed until July 17, 2012;

(f)
Ira Morris, inadvertently failed to timely file a Form 4 in connection with the June 25, 2012 disposition and acquisition of shares of our common stock, which Form 4 was not filed until July 17, 2012; and

(g)
Certain of the holders of our Convertible Promissory Notes, failed to file, and have not filed to date, Form 3’s with the Commission even though such Convertible Promissory Notes have the ability to convert into shares of our common stock representing more than 10% of our outstanding shares of common stock.

ITEM 11- EXECUTIVE COMPENSATION

Summary Compensation Table:

The following table sets forth information concerning the compensation of our principal executive officer for the past two fiscal years:

Name and principal position (a)	Year ended December 31(b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Ronald Kopman, President, CEO and Director	2012(1)	$11,197	-	-	-	-	-	-	$11,197

Edwin Slater Former CEO, CFO, President and Director	2012(1)	-	-	-	-	-	-	-	$-
	2011	-	-	-	-	-	-	-	$-

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) On May 3, 2012, Mr. Slater, as the Company’s then sole Director increased the number of Directors of the Company from one (1) to four (4) and appointed Ronald Kopman; Maurizio Cochi and Barry Wohl as Directors of the Company.  Immediately thereafter, Mr. Slater resigned as an officer and Director of the Company and the Board of Directors of the Company appointed Mr. Kopman as the President and Chief Financial Officer of the Company and Mr. Cochi as the Secretary and Treasurer of the Company.

Compensation of Directors

The table below summarizes all compensation of our Directors for the year ended December 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edwin Slater (1)	-	-	-	-	-	-	-
Ronald Kopman (1)	-		-	-	-	-	-
Maurizio Cochi (1)	-		-	-	-	-	-
Barry Wohl (1)	-		-	-	-	-	-

(1) On May 3, 2012 , Mr. Slater, as the Company’s then sole Director increased the number of Directors of the Company from one (1) to four (4) and appointed Ronald Kopman; Maurizio Cochi and Barry Wohl as Directors of the Company.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Summary of Compensation

The Company has not paid any compensation to any executive or Director to date except for the President of the Company as disclosed above.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors.  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination.  Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance.  This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies.  Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 16, 2013 with respect to the beneficial ownership of our common and preferred stock, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or Directors listed in the table below is 15-65 Woodstream Blvd, Woodbridge, Ontario, Canada L4L 7X6.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares The Series A Preferred Stock Are Able to Vote	Total Voting Shares		Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Ronald Kopman	-	-	-	-		-
Maurizio Cochi	500,000	*	-	-		*
Barry Wohl	-	-	-	-		-
				-
All officers and Directors as a group (3 persons)	500,000	*	-	-		*

5% Shareholders
Luciana D’Alessandris 46 Boom Road Maple, Ontario, Canada L6A 3G8	26,112,813	10.4%	65,351,070	91,463,883	(2)	17.8%
Jim Vogiatzis 745 New Westminster Dr. Suite 801 Thornhill, Ontario Canada L4J 8J9	26,112,813	10.4%	65,351,070	91,463,883	(2)	17.8%
Michael Zitser 162 Orleans Cir. Woodbridge, Ontario Canada L4H 0V3	26,112,813	10.4%	65,351,070	91,463,883	(2)	17.8%

Sergey Kartsev 9 7 Benjamin Hood Crescent Thornhill, Ontario Canada L4K 5M6	26,112,813		10.4%	65,351,070	91,463,883	(2)	17.8%
Gordon and Jay King 31 Cork Street. Mayfair, London. W1S 3NU	28,011,204	(3)	10.0%	-	28,011,204	(3)	5.2%

Morgarlan Limited (4)	35,014,006	(3)	12.2%	-	35,014,006	(3)	6.4%

* Less than 1%.

(1)            Based on 512,153,133 total voting shares outstanding as of April 16, 2013, which includes 251,153,133 shares of Common Stock (which includes 333,333 shares of common stock which we have agreed to issue to Ira Morris in exchange for the forgiveness of debt as described above under “Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities” - “Recent Sales Of Unregistered Securities”, which shares have not been physically issued to date) and 261,404,281 shares which the Company’s 1,000 shares of Series A Preferred Stock, voting separately as a class, are able to vote (see footnote 2).

(2)           The holders of the Series A Preferred Stock (i.e., Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev, who each hold 250 shares of Series A Preferred Stock), voting together as a separate class will have the right (upon the issuance of such Series A Preferred Stock, which issuance is contemplated as described above) to vote 51% of the voting shares on all shareholder matters, which 51% voting right totaled 261,404,281 voting shares as of April 16, 2013, based on 251,153,133 shares of Common Stock issued and outstanding.

(3)           Represents shares of common stock issuable upon conversion of the principal amount of outstanding convertible notes.

(4)           This entity is now defunct and as such has no corporate address.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On June 25, 2012, the Company entered into a Share Exchange Agreement with Eco-Tek Group Inc., an Ontario corporation (“Eco-Tek Ontario”) and its shareholders (the “Eco-Tek Shareholders”).  The Eco-Tek Shareholders included Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev.  Pursuant to the Share Exchange Agreement, which closed on June 29, 2012, the Company acquired 100% of the outstanding shares of common stock of Eco-Tek Ontario in consideration for an aggregate of 125,000,000 shares of the Company’s common stock which we agreed to issue to the shareholders of Eco-Tek Ontario.

Effective June 25, 2012, Ira Morris entered into a Stock Purchase Agreement (as amended and restated) with Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev and purchased all 1,120,000,000 of the shares of common stock originally purchased by such individuals pursuant to the Stock Purchase Agreement with Mr. Slater, which closed in May 2012 in consideration for $5,600 ($1,400 to each seller) and all 1,000 shares of the Series A Preferred Stock which he held (with 250 shares of Series A Preferred Stock being transferred to each seller).  Subsequent to the closing of the purchase of the shares by Mr. Morris, Mr. Morris entered into a Cancellation of Shares Agreement with the Company and agreed to cancel 1,070,000,000 of the shares purchased in connection with the April 2012 Stock Purchase Agreement in consideration for an aggregate of $20,000 (the “Cancellation” and the “Cancellation Agreement”).

Various of the Company’s convertible note holders (as described in greater detail above under “Convertible Notes” and under “Security Ownership Of Certain Beneficial Owners And Management”, above) are greater than 5% shareholders of the Company.

The Purchasers, Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev, were each shareholders of Eco-Tek Ontario prior to the consummation of the Share Exchange Agreement, and are, subsequent to the closing of the Share Exchange Agreement, shareholders of the Company.

During the year ended December 31, 2012, certain shareholders contributed services to the Company valued at $71,170 (2011:  $68,831) which were included in general and administrative expenses with a corresponding credit to additional paid-in-capital.

During the year and concurrent with Share Exchange Agreement, 1,039,583 shares of common stock were issued to Dr. Nacson in respect of research and development services provided by him to the Company. These shares, as well as additional 2,000,000 shares that will be transferred to Dr. Nacson by a shareholder on behalf of the Company in respect of these services, are valued at $425,542 and has been recorded by the Company as part of the general and administrative expenses with a corresponding credit to additional paid-in-capital.

Effective January 22, 2013, Ira Morris sold all 50,000,000 shares of the Company’s common stock which he held in a private transaction to four separate parties (including his adult son who purchased 25 million shares and Maurizio Cochi, the Company’s Treasurer, Secretary and Director who purchased 500,000 shares) for aggregate consideration of $8,400 or $0.000168 per share.

Effective January 29, 2013, the Company entered into a Debt Conversion Agreement with Ira Morris, pursuant to which Mr. Morris agreed to convert an aggregate of $10,000 which he was owed, which included $5,000 loaned to Eco-Tek Ontario in March 2011 and $5,000 loaned to Eco-Tek Ontario in April 2012, into 333,333 shares of the Company’s common stock ($0.03 per share).

As of December 31, 2012, the Company had a total of $474,250 of advances from stockholders.  These advances are interest free and are repayable on demand.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders.  We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements in our Form 10-K, the review of the financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for such fiscal periods were as follows:

	Financial Year Ended
	2012	2011
Audit fees	$27,500	$27,500
Audit Related	-	-
Tax Fees	2,000	2,000
All Other Fees	-	-
Total	$29,500	$29,500

PART IV

ITEM 15 – EXHIBITS

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO-TEK GROUP, INC.

DATED: April 16, 2013	By: /s/ Ronald Kopman
Ronald Kopman
President (Principal Executive Officer)
and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: April 16, 2013	By: /s/ Ronald Kopman
Ronald Kopman
President (Principal Executive Officer),
Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer) and Director

DATED: April 16, 2013	By: /s/ Maurizio Cochi
Maurizio Cochi
Treasurer, Secretary and Director

DATED: April 16, 2013	By: /s/ Barry Wohl
Barry Wohl
Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Change Pursuant to NRS 78.209

3.3(7)	Series A Preferred Stock Designation

3.4(13)	Certificate of Amendment to Articles of Incorporation (November 16, 2012) – Changing Name to “Eco-Tek Group, Inc.”

3.5(1)	Bylaws

10.1(2)	Convertible Promissory Note with Morgarlan Limited

10.2(2)	Convertible Promissory Note with Little Bay Consulting SA

10.3(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

10.4(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

10.5(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

10.6(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

10.7(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

10.8(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

10.9(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

10.10(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective April 19, 2011)

10.11(4)	Convertible Promissory Note with MIH Holdings Ltd. (Effective May 25, 2011)

10.12(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective June 3, 2011)

10.13(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective October 27, 2011)

10.14(6)	Convertible Promissory Note With Little Bay Consulting SA (Effective November 4, 2011)

10.15(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective December 22, 2011)

10.16(7)	Stock Purchase Agreement (April 2012)

10.17(8)	$5,000 Convertible Promissory Note with Little Bay Consulting SA (effective February 3, 2012)

10.18(8)	$5,000 Convertible Promissory Note with MIH Holdings Ltd. (effective February 17, 2012)

10.19(8)	$10,000 Convertible Promissory Note with MIH Holdings Ltd. (effective March 6, 2012)

10.20(8)	$115,000 Amended and Restated Convertible Promissory Note with Talon International Corp. (effective April 20, 2012)

10.21(8)	Amendment to Convertible Promissory Note with Cornerstone Global Investments

10.22(8)	Amendment to Convertible Promissory Note with Little Bay Consulting SA

10.23(8)	Amendment to Convertible Promissory Note with MIH Holdings Ltd.

10.24(9)	Amended and Restated Stock Purchase Agreement (June 2012)

10.25(9)	Cancellation of Shares Agreement

10.26(9)	Share Exchange Agreement – Eco-Tek Group Inc., the Company and the Eco-Tek Shareholders

10.27(9)	Form of Distribution Agreement

10.28(9)	$30,000 Convertible Promissory Note with Little Bay Consulting SA (effective June 26, 2012)

10.29(9)	Exclusive Distribution Letter Agreement Regarding Oil Cleaner and Filter

10.30(10)	Commercial Lease Agreement for 15-65 Woodstream Blvd, Woodbridge, Ontario, Canada L4L 7X6

10.31(10)	Technology co-operation Agreement

10.32(11)	Amended and Restated Technology co-operation Agreement

10.33(11)	Non-Disclosure Agreement with Kleen Flow Tumbler

10.34(12)	Promissory Note With Fayt Investments Ltd. (August 2012)($50,000)

10.35(12)	Promissory Note With Little Bay Consulting SA (September 2012)($25,000)

10.36(12)	First Amendment to Technology co-operation Agreement

10.37(12)	Amendment to Convertible Promissory Note With Translink Communications

10.38*	First Amendment to Technology Co-Operation Agreement (November 12, 2012)

10.39*	Debt Conversion Agreement with Ira Morris

10.40*	Promissory Note with Little Bay Consulting SA (December 2012) ($59,934.61)

10.41*	Promissory Note with Little Bay Consulting SA (February 2013) ($29,957.00)

16.1(14)	Letter from MaloneBailey, LLP dated December 31, 2012, to the Securities and Exchange Commission

16.2(15)	Letter from GBH CPAs, PC dated March 5, 2012, to the Securities and Exchange Commission

21.1*	Subsidiaries

31*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

*** Furnished herewith.

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

(12) Filed as exhibits to the Company’s Form 10-Q Quarterly Report, filed with the Commission on November 16, 2012, and incorporated herein by reference.

(13) Filed as Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the Commission on November 21, 2012, and incorporated by reference herein.

(14) Filed as Exhibit 16.1 to the Company’s current report on Form 8-K, filed with the Commission on December 31, 2012, and incorporated by reference herein.

(14) Filed as Exhibit 16.1 to the Company’s current report on Form 8-K, filed with the Commission on March 6, 2012, and incorporated by reference herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.