Form 10-Q
period 2013-03-31
Eco-Tek Group, Inc.
filed 2013-05-15
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

As of May 14, 2013, we had 250,819,800 shares of $0.001 par value per share common stock outstanding , which number does not include 333,333 shares of common stock which the Issuer has agreed to issue to Ira Morris in exchange for the forgiveness of debt as described below under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”, which shares have not been physically issued to date.

ECO-TEK GROUP, INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ECO-TEK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012
(Expressed in United States Dollars)

	March 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash	$8,956	$12,836
Accounts receivable, net of allowance of $15,468 as of March 31, 2013 and December 31, 2012	38,699	37,889
Inventory	23,392	14,278
Investment tax credit recoverable	-	9,955
Deposit and sundry assets	591	3,847
Total Current Assets	71,638	78,805
Long Term Assets
Equipment, net of depreciation	7,021	7,338
Total Assets	$78,659	$86,143
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$125,130	$136,850
Notes payable (Note 5)	301,893	134,935
Convertible promissory notes payable (Note 6)	263,775	260,278
Advances from stockholders (Note 7)	470,718	474,250
Total Current Liabilities	1,161,516	1,006,313
Commitment (Note 8)

Stockholders' Deficit
Preferred stock, $0.001 par value ; 50,000,000 shares authorized and 1,000 shares outstanding as of March 31, 2013 and December 31, 2012 (Note 9)	1	1
Common stock, $0.001 par value; 7,000,000,000 shares authorized and 250,819,800 shares issued and outstanding as of March 31, 2013 and December 31, 2012 (Note 9)	250,820	250,820
Additional paid-in capital	880,597	863,242
Accumulated other comprehensive loss	(25,068)	(34,643)
Accumulated deficit	(2,189,207)	(1,999,590)
Total Stockholders' Deficit	(1,082,857)	(920,170)
Total Liabilities and Stockholders' Deficit	$78,659	$86,143

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO-TEK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012
(Expressed in United States Dollars)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
SALES	$53,441	$88,520
COST OF PRODUCTS SOLD	38,427	47,319
GROSS PROFIT	15,014	41,201
OPERATING EXPENSES
General and administrative	158,009	21,430
Salaries and wages	26,815	17,565
Selling and delivery	6,369	158
Financial	13,121	385
Depreciation	317	645
TOTAL OPERATING EXPENSES	204,631	40,183
NET (LOSS) INCOME	$(189,617)	$1,018
FOREIGN CURRENCY TRANSLATION ADJUSTMENT	9,576	(9,748)
COMPREHENSIVE LOSS	$(180,041)	$(8,730)
LOSS PER WEIGHTED NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	250,819,800	123,960,417

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO-TEK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012
 (Expressed in United States Dollars)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(189,617)	$1,018
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	317	645
Amortization of discount	3,497	-
Contributed services	17,355	17,483
Changes in operating assets and liabilities:
Accounts receivable	(1,614)	(23,669)
Inventory	(9,497)	(3,054)
Investment tax credit recoverable	9,823	5,214
Deposit and sundry assets	3,193	-
Accounts payable and accrued liabilities	(10,420)	(3,322)
CASH USED IN OPERATING ACTIVITIES	(176,963)	(5,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	166,958	-
Advances from stockholders	6,184	4,562
CASH PROVIDED BY FINANCING ACTIVITIES	173,142	4,562
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(59)	79
NET DECREASE IN CASH	(3,880)	(1,044)
CASH, BEGINNING OF PERIOD	12,836	6,878
CASH, END OF PERIOD	$8,956	$5,834

SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2013 and 2012 interest of $nil and income taxes of $nil were paid.

The accompanying notes are an integral part of these unaudited consolidated financial statements

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Expressed in United States Dollars)
(Unaudited)

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

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at March 31, 2013 and 2012, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2012 and 2011 audited consolidated financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Expressed in United States Dollars)
(Unaudited)

3.	GOING CONCERN

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued business development and additional equity investment in the Company.  Management is pursuing various sources of financing and intends to raise equity financing through a private placement with a private group of investors in the near future.  In the event the Company is not able to raise the necessary equity financing from private investors, the Company intends to seek stockholder loans or debt financing, as needed, until profitable operations are attained.

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

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Expressed in United States Dollars)
(Unaudited)

5.	NOTES PAYABLE

The Company received seven loans on August 22, 2012, September 7, 2012, December 12, 2012, February 7, 2013, February 25, 2013, March 7, 2013 and March 22, 2013, totaling $301,893 which bear interest at 8% per annum and have a term of one year.   In the event of default, the debt holders have the option to convert the loans into common shares at a conversion price equal to 70% of the volume weighted average closing prices of the Company’s common shares during the ten (10) trading days prior to the conversion date.

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

During the fiscal year ended December 31, 2012, the Company entered into amendments to certain outstanding Convertible Notes.  The amendments added a provision to the Convertible Notes which prohibited the holder thereof from converting such note into shares of the Company’s common stock if such conversion would result in the holder holding more than 4.99% of the Company’s common stock, subject to each holder’s ability to waive such limitation with not less than 61 days prior written notice to the Company (the “Maximum Percentage”). Approximately $182,500 of the Convertible Notes are subject to the Maximum Percentage.

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

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Expressed in United States Dollars)
(Unaudited)

The Company also evaluated the Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, Derivatives and Hedging. Therefore, no additional amounts have been recorded for those items.

The Convertible Notes payable consist of the following:

Beginning balance as of January 1, 2013	$260,278
Add: amortization of discount	3,497
Less: conversions to common stock	-
Ending balance as of March 31, 2013	$263,775

7.	ADVANCES FROM STOCKHOLDERS

The advances from stockholders are unsecured, non-interest bearing and due on demand.

8.	COMMITMENT

The Company leases premises under an operating lease with a two year term in Woodbridge, Ontario.  Minimum lease commitments under the lease, excluding taxes, at March 31, 2013 were:

2013 - 2014	$22,500

9.	CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock, which may be issued from time to time in one or more series as shall be determined by the Board of Directors. Such stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualification, limitations or restriction thereof, as shall be stated in resolutions providing for the issuance of such class or series of preferred stock.

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

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Expressed in United States Dollars)
(Unaudited)

On January 23, 2012, the Company affected a 28:1 forward stock split of its common stock without adjusting the par value of $0.001. All share amounts referred to in these consolidated financial statements have been retroactively restated to reflect the stock split.

The Company is authorized to issue 7,000,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended March 31, 2013, certain shareholders contributed services to the Company valued at $17,355 (2012:  $17,483) which were included in salaries and wages with a corresponding credit to additional paid-in-capital.

In June 2012, the Company issued 125,000,000 shares to acquire Sandalwood.  The transaction was accounted for as a reverse merger.  Shares outstanding immediately prior to the transaction of 125,819,800 and the net book value of Sandalwood $(128,236) were presented as an acquisition of the net liabilities of Sandalwood in the Statement of Stockholders' Deficit.

10.       SUBSEQUENT EVENTS

Effective May 7, 2013, Armitage SA, loaned the Company $67,000, which the Company plans to memorialize in the form of a Promissory Note shortly after the date of this filing, which will bear interest at the rate of 8% per annum and will mature on May 7, 2014. In the event of default, the holder has the option to convert the loan into common shares at a conversion price equal to 70% of the volume weighted average closing prices of the Company’s common shares during the ten (10) trading days prior to the conversion date.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” and negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties associated with such forward-looking statements. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about business strategies; future cash flows; financing plans; plans and objectives of management; future cash needs; future operations; business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to March 31, 2013. As used herein, the "Company," “Eco-Tek,” "we," "us," "our" and words of similar meaning refer to Eco-Tek Group, Inc., a Nevada corporation and its wholly-owned subsidiary, Eco-Tek Group, Inc., an Ontario corporation, unless otherwise stated or the context requires otherwise.

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

Change in Business Focus

On June 25, 2012, the Company entered into a Share Exchange Agreement with Eco-Tek Group Inc., an Ontario corporation (“Eco-Tek Ontario”) and its shareholders (the “Eco-Tek Ontario Shareholders”).  The Eco-Tek Ontario Shareholders included Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev (the “Purchasers”) who in April 2012 entered into a Stock Purchase Agreement with Edwin Slater, our then majority shareholder and acquired 93.7% (23.4% each) of our outstanding Common Stock (notwithstanding the issuance of Series A Preferred Stock and subsequent purchase of such Series A Preferred Stock by the Purchasers, which Series A Preferred Stock provides the holders thereof, voting as a group, the right to 51% of the total vote on all shareholder matters, no matter how many shares of Common Stock or other voting stock of the Company are issued or outstanding (the “Super Majority Voting Rights”)).

Pursuant to the Share Exchange Agreement, which closed on June 29, 2012, the Company acquired 100% of the outstanding shares of common stock of Eco-Tek Ontario in consideration for an aggregate of 125,000,000 shares of the Company’s common stock. The Company was a “shell company” with only nominal operations prior to the closing of the Share Exchange Agreement.

From the date of our incorporation until June 29, 2012, when the Share Exchange Agreement closed, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in one mineral claim known as the "Sandalwood 1 Lode Claim,” totaling 20 acres located in the Goodsprings (Yellow Pine) Mining District situated within the southwestern corner of the State of Nevada, U.S.A. Our plan of operations was to conduct mineral exploration activities on the Sandalwood 1 Lode Claim in order to assess whether it possessed mineral deposits of lead, zinc, copper or silver in commercial quantities capable of commercial extraction. The Company did not undertake any mineral exploration activities from incorporation to June 29, 2012.

Following the closing of the Share Exchange Agreement, the Company changed its business focus to that of Eco-Tek Ontario (the blending and sale of oil lubrication products, as described further below) and ceased undertaking any mineral exploration activities.  In connection with this change in business focus, the Company let the rights to its Sandalwood 1 Lode Claim expire in September 2012.

Name Change

On October 12, 2012 our Board of Directors and majority shareholders (including the Purchasers) approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to affect a name change of the Company to “Eco-Tek Group, Inc.”, which was filed with the Secretary of State of Nevada on November 16, 2012.

Description of Business Operations

Eco-Tek Ontario, acquired in June 2012, as described above, was initially formed as an Ontario, Canada corporation on May 4, 2005, under the name of ClikTech Corp. The name of the corporation was changed to Eco-Tek Group Inc., on June 28, 2012.  Eco-Tek Ontario is dedicated to the development and marketing of innovative and cost effective “green” products to the automotive and industrial sectors.

Currently we, through Eco-Tek Ontario (in the discussion below, references to “we”, “us” or the “Company” include Eco-Tek Ontario), are a distributor of lubrication products for the automobile market. We manufacture (through the blending of various ingredients) and distribute Eco-Tek synthetic lubricants, filtration systems and other products, described below. We maintain websites at www.eco-tekgroup.net and www.ecotekworldwide.com. The information on, or that may be accessed through our websites is not incorporated by reference into this report and should not be considered a part of this report.

Products

Currently we sell the following products, which are currently commercially available (except as otherwise stated), which we either manufacture (through the blending of various ingredients) or distribute on behalf of third parties under our own “Eco-Tek” brand, which products are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013:

•	“Eco-Tek 3000 Super Synthetic 100% API Approved HP Motor Oil”
•	“ECO-TEK 4 In 1 Fuel Treatments”
•	“Eco-Tek Engine Flush”
•	“Eco-Tek Heavy Duty Synthetic Oil Stabilizer”
•	“Eco-Tek Bypass And Magnetic Oil Filtration For Trucks”
•	“Eco-Tek Premium Orange Hand Cleaner”
•	“Eco-Tek Non-Toxic Super Lubricant”

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

We also hope, funding permitting, to open environment conscious quick lube centers in southern Ontario, Canada, through Eco-Tek Lube Centres, the wholly-owned subsidiary of Eco-Tek Ontario, with the goal of expanding throughout North America and eventually worldwide. These centers are planned to offer oil changes using Eco-Tek synthetic oils and performance enhancing, eco-friendly lubricants.  We anticipate that the cost of opening a new facility will be approximately $150,000 and the cost of converting an existing facility to an Eco-Tek Lube Centre will be approximately $50,000.

Moving forward, we plan to add on-line product ordering and fulfillment in conjunction with TV advertising and infomercials for our products.  We plan to begin television advertising as soon as possible and anticipate the cost of producing an infomercial at approximately $1,000 per minute.

Product Development

The Company, through Eco-Tek Ontario, entered into a Technology co-operation Agreement (the “Technology Agreement”) with Dr. Sabatino Nacson, PHD Chemistry on August 23, 2012, which was amended and restated on September 14, 2012 and further amended on November 12, 2012 (the discussion of the Technology Agreement below affects and reflects such amendments and restatements). The Technology Agreement provides for Dr. Nacson to collaborate with the Company on the development of various products used in the automotive industry, including fuel injector formulation, fuel treatment, diesel fuel enhancement, lubricating oils, and penetrating lubricant formulation.  Pursuant to the Technology Agreement, Dr. Nacson agreed to provide consulting services to the Company and assist the Company in patent writing to protect new products and technology developed for the Company in the automotive market.  We agreed to compensate Dr. Nacson (i) CDN$100 per hour for the development of products up to a maximum of CDN$5,000 per product upon release and acceptance of formula to us; (ii) through the issuance of 1,039,583 shares of the Company’s common stock, which have previously been issued to date; (iii) by the payment of 1% of total sales of new products sold which were exclusively developed by Dr. Nacson or in collaboration with the Company; and (iv) to repay Dr. Nacson for all expenses associated with the U.S. and Canadian patents on the lubricant oil formation, which total $30,000, and all expenses moving forward, which will be paid quarterly.  As of March 31, 2013, the Company has not made any of the agreed upon payments within this agreement and all patents remain with Dr. Nacson and have not been assigned to the Company.

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

COMPARISON OF OPERATING RESULTS

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Revenue. Revenue decreased by $35,079 to $53,441 for the three months ended March 31, 2013 from $88,520 for the three months ended March 31, 2012. The main reason for the decrease in revenue was due to a large non-reoccurring customer order of $28,800 fulfilled during the first quarter ended March 31, 2012.

Cost of Goods Sold.  Cost of goods sold was $38,427 for the three months ended March 31, 2013, compared to $47,319 for the three months ended March 31, 2012, a decrease of $8,892 from the prior period.  The decrease in cost of goods sold of $8,892 was not in proportion to the decrease in revenue of $35,079, mainly due to the fact that the Company earned an exceptionally high gross margin on that particular one-time customer order explained above.

Operating Expenses. Operating expenses increased to $204,631 for the three months ended March 31, 2013 from $40,183 for the three months ended March 31, 2012. The $164,448 increase in operating expenses was mainly due to an increase of $136,579 in general and administrative expenses, to $158,009 for the three months ended March 31, 2013, compared to $21,430 for the three months ended March 31, 2012, increase in salaries and wages of $9,250, to $26,815 for the three months ended March 31, 2013, compared to $17,565 for the three months ended March 31, 2012, and increase in financial charges of $12,736, to $13,121 for the three months ended March 31, 2013, compared to $385 for the three months ended March 31, 2012.  The overall increase in operating expenses is due to the fact that operating expenses for the three months ended March 31, 2012 include expenses of only Eco-Tek Ontario, whereas operating expenses for the three months ended March 31, 2013 include expenses of Eco-Tek Ontario as well as public company expenses, due to the closing of the Share Exchange Agreement on June 29, 2012.

Net loss. During the three months ended March 31, 2013, we incurred a net loss of $189,617 as compared to net income of $1,018 during the three months ended March 31, 2012.  The major reason for the increase in net loss in the current period as compared to the previous period is primarily due to the increase in total operating expenses of $164,448 and more specifically the increase in general and administrative expenses of $158,009, which was mainly due to the closing of the Share Exchange Agreement on June 29, 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had total assets of $78,659, which included total current assets of $71,638, consisting of cash of $8,956, accounts receivable of $38,699, inventory of $23,392, deposits and sundry assets of $591, and long-term assets of $7,021 representing equipment, net of depreciation.

The Company had total liabilities of $1,161,516 as of March 31, 2013, which consisted solely of current liabilities, consisting of accounts payable and accrued liabilities of $125,130, notes payable of $301,893 (described in greater detail below under “Promissory Notes”), convertible notes payable of $263,775 (described in greater detail below under “Convertible Promissory Notes”), and advances from stockholders of $470,718.

The Company had a working capital deficit of $1,089,878 and an accumulated deficit of $2,189,207 as of March 31, 2013.

Net cash used in operating activities. During the three months ended March 31, 2013, the Company used $176,963 of net cash in operating activities compared with using $5,685 of net cash in operating activities for the three months ended March 31, 2012. The increase of $171,278 in net cash used in operating activities is mainly due to net loss of $189,617 incurred during the three months ended March 31, 2013 as compared to net income of $1,018 generated during the three months ended March 31, 2012.

Net cash provided by financing activities. During the three months ended March 31, 2013, net cash provided by financing activities of $173,142 consisted of proceeds from issuance of notes of $166,958 and advances from shareholders of $6,184, compared with $4,562 of net cash provided by financing activities for the three months ended March 31, 2012, due solely to advances from shareholders.

Convertible Promissory Notes Payable

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

In February and March 2012, we issued three Convertible Promissory Notes. A note dated February 3, 2012 in the principal amount of $5,000 was issued to Little Bay in connection with a loan of $5,000 made to the Company by Little Bay, which note matured in February 2013, and bears interest at the rate of 8% per annum. A note dated February 17, 2012 in the principal amount of $5,000 was issued to MIH Holdings Ltd. (“MIH”) in connection with a loan of $5,000 made to the Company by MIH, which note matured in February 2013, and bears interest at the rate of 8% per annum.  The third note dated March 6, 2012, in the principal amount of $10,000 was issued to MIH in connection with a loan of $10,000 made to the Company by MIH, which note matures in March 2013, and bears interest at the rate of 8% per annum.  The notes have matured and have not been paid to date.  If converted into shares of our common stock, the convertible notes would convert into 14,000,000, 14,000,000, and 28,000,000 shares of the Company’s common stock, respectively (not including the conversion of any accrued and unpaid interest and notwithstanding the Conversion Limitation as such relates to Little Bay and MIH as described below).

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

Effective February 25, 2013, Translink Communication, loaned the Company $50,000, which the Company plans to memorialize in the form of a Promissory Note shortly after the date of this filing, which will bear interest at the rate of 8% per annum and will mature on February 25, 2014.

Effective March 7, 2013 and March 22, 2013, Island View Garden, loaned the Company $52,000 and $35,000, which the Company plans to memorialize in the form of Promissory Notes shortly after the date of this filing, which will bear interest at the rate of 8% per annum and will mature on March 7, 2014 and March 22, 2014, respectively.

Effective May 7, 2013, Armitage SA, loaned the Company $67,000, which the Company plans to memorialize in the form of a Promissory Note shortly after the date of this filing, which will bear interest at the rate of 8% per annum and will mature on May 7, 2014.

Upon an event of default (as described in the notes) of any of the promissory notes described above, the holder thereof has the option of converting the unpaid principal and interest owed under the applicable promissory note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

Need For Additional Capital

The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.  The Company will need to raise additional funding to complete the Plan of Operations set forth above and repay the notes described above.  The Company has budgeted the need for approximately $442,400 of additional funding during the next 12 months to affect the Plan of Operations set forth above and $75,000 to pay its costs and expenses associated with the filing requirements with the Securities and Exchange Commission, which funding may not be available on favorable terms, if at all.  The Company’s operations do not currently produce sufficient operating cash to support the Company’s operations without additional funding. If the Company is unable to raise adequate working capital it will be restricted in the implementation of its business plan and may be forced to cease filing reports with the SEC.

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of March 31, 2013.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified and continue to have the following material weaknesses in our internal controls over financial reporting: we currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we have only three officers and directors who have no experience as officers or directors of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our consolidated financial statements and an inability to provide accurate and timely financial information to our stockholders.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2013 and investors are encouraged to read and review the risk factors included in the Annual Report on Form 10-K prior to making an investment in the Company.

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

Effective February 25, 2013, Translink Communication, loaned the Company $50,000, which the Company plans to memorialize in the form of a Promissory Note shortly after the date of this filing, which will bear interest at the rate of 8% per annum and will mature on February 25, 2014.

Effective March 7, 2013 and March 22, 2013, Island View Garden, loaned the Company $52,000 and $35,000, which the Company plans to memorialize in the form of Promissory Notes shortly after the date of this filing, which will bear interest at the rate of 8% per annum and will mature on March 7, 2014 and March 22, 2014, respectively.

Effective May 7, 2013, Armitage SA, loaned the Company $67,000, which the Company plans to memorialize in the form of a Promissory Note shortly after the date of this filing, which will bear interest at the rate of 8% per annum and will mature on May 7, 2014.

Upon an event of default (as described in the notes) of any of the promissory notes described above, the holder thereof has the option of converting the unpaid principal and interest owed under the applicable promissory note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

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

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO-TEK GROUP, INC.

DATED: May 14, 2013	By: /s/ Ronald Kopman
Ronald Kopman
President (Principal Executive Officer)
and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Change Pursuant to NRS 78.209

3.3(7)	Series A Preferred Stock Designation

3.4(13)	Certificate of Amendment to Articles of Incorporation (November 16, 2012) – Changing Name to “Eco-Tek Group, Inc.”

3.5(1)	Bylaws

10.1(2)	Convertible Promissory Note with Morgarlan Limited

10.2(2)	Convertible Promissory Note with Little Bay Consulting SA

10.3(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

10.4(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

10.5(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

10.6(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

10.7(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

10.8(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

10.9(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

10.10(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective April 19, 2011)

10.11(4)	Convertible Promissory Note with MIH Holdings Ltd. (Effective May 25, 2011)

10.12(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective June 3, 2011)

10.13(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective October 27, 2011)

10.14(6)	Convertible Promissory Note With Little Bay Consulting SA (Effective November 4, 2011)

10.15(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective December 22, 2011)

10.16(7)	Stock Purchase Agreement (April 2012)

10.17(8)	$5,000 Convertible Promissory Note with Little Bay Consulting SA (effective February 3, 2012)

10.18(8)	$5,000 Convertible Promissory Note with MIH Holdings Ltd. (effective February 17, 2012)

10.19(8)	$10,000 Convertible Promissory Note with MIH Holdings Ltd. (effective March 6, 2012)

10.20(8)	$115,000 Amended and Restated Convertible Promissory Note with Talon International Corp. (effective April 20, 2012)

10.21(8)	Amendment to Convertible Promissory Note with Cornerstone Global Investments

10.22(8)	Amendment to Convertible Promissory Note with Little Bay Consulting SA

10.23(8)	Amendment to Convertible Promissory Note with MIH Holdings Ltd.

10.24(9)	Amended and Restated Stock Purchase Agreement (June 2012)

10.25(9)	Cancellation of Shares Agreement

10.26(9)	Share Exchange Agreement – Eco-Tek Group Inc., the Company and the Eco-Tek Shareholders

10.27(9)	Form of Distribution Agreement

10.28(9)	$30,000 Convertible Promissory Note with Little Bay Consulting SA (effective June 26, 2012)

10.29(9)	Exclusive Distribution Letter Agreement Regarding Oil Cleaner and Filter

10.30(10)	Commercial Lease Agreement for 15-65 Woodstream Blvd, Woodbridge, Ontario, Canada L4L 7X6

10.31(10)	Technology co-operation Agreement

10.32(11)	Amended and Restated Technology co-operation Agreement

10.33(11)	Non-Disclosure Agreement with Kleen Flow Tumbler

10.34(12)	Promissory Note With Fayt Investments Ltd. (August 2012)($50,000)

10.35(12)	Promissory Note With Little Bay Consulting SA (September 2012)($25,000)

10.36(12)	First Amendment to Technology co-operation Agreement

10.37(12)	Amendment to Convertible Promissory Note With Translink Communications

10.38(13)	First Amendment to Technology Co-Operation Agreement (November 12, 2012)

10.39(13)	Debt Conversion Agreement with Ira Morris

10.40(13)	Promissory Note with Little Bay Consulting SA (December 2012) ($59,934.61)

10.41(13)	Promissory Note with Little Bay Consulting SA (February 2013) ($29,957.00)

31*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(13  Filed as exhibits to the Company’s Form 10-K Annual Report, filed with the Commission on April 16, 2013, and incorporated herein by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.