Form 10-Q
period 2013-06-30
Eco-Tek Group, Inc.
filed 2013-08-14
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 15, 2013, we had 251,153,133 shares of $0.001 par value per share common stock outstanding.

ECO-TEK GROUP, INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ECO-TEK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012
(Expressed in United States Dollars)

	June 30, 2013 $	December 31, 2012 $

Cash	4,371	12,836
Account receivables, net of allowance of $15,468 as of June 30, 2013 and December 31, 2012	53,926	37,889
Inventory	13,725	14,278
Investment tax credit recoverable	—	9,955
Deposits and sundry assets	570	3,847
Total current assets	72,592	78,805

Property and equipment	6,323	7,338
Total assets	78,915	86,143

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	107,049	136,850
Notes payable [Note 5]	368,892	134,935
Convertible promissory notes payable [Note 6]	265,000	260,278
Advances from stockholders [Note 7]	456,468	474,250
Total current liabilities	1,197,409	1,006,313

Stockholders' deficit
Preferred stock, $0.001 par value; 50,000,000 shares authrorized, 1,000 share outstanding as of June 30, 2013 and December 31, 2012 [Note 8]	1	1
Common stock, $0.001 par value, 7,000,000,000 shares authrorized and 251,153,133 shares issued and outstanding as of June 30, 2013 and 250,819,800 shares issued and outstanding December 31, 2012	251,153	250,820
Additional paid-in capital	897,700	863,242
Accumulated other comprehensive gain (loss)	10,102	(34,643)
Accumulated deficit	(2,277,450)	(1,999,590)
Total stockholders' deficit	(1,118,494)	(920,170)
Total liabilities and stockholders' deficit	78,915	86,143

See accompanying notes

ECO-TEK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 and 2012
(Expressed in United States Dollars)
(Unaudited)

	Three months	Three months
	ended June 30,	ended June 30,
	2013	2012
	$	$

SALES	74,154	61,621

COSTS OF SALES	46,784	57,818

GROSS PROFIT	27,370	3,803

EXPENSES
General and administrative	74,534	23,287
Salaries and wages	21,989	14,029
Selling and delivery	4,185	1,944
Financial	14,435	279
Depreciation	470	645
	115,613	40,184
Net loss for the period before income taxes	(88,243)	(36,381)
Income taxes	—	—
Net loss for the period	(88,243)	(36,381)
Foreign currency translation adjustment	35,170	14,943
Comprehensive loss	(53,073)	(21,438)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of
common shares outstanding	251,153,133	128,456,588

See accompanying notes

ECO-TEK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012
(Expressed in United States Dollars)
(Unaudited)

	Six months	Six months
	ended June 30,	ended June 30,
	2013	2012
	$	$

SALES	127,595	150,141

COSTS OF SALES	85,211	105,137

GROSS PROFIT	42,384	45,004

EXPENSES
General and administrative	232,543	44,717
Salaries and wages	48,804	31,594
Selling and delivery	10,554	2,102
Financial	27,556	664
Depreciation	787	1,290
	320,244	80,367
Net loss for the period before income taxes	(277,860)	(35,363)
Income taxes	—	—
Net loss for the period	(277,860)	(35,363)
Foreign currency translation adjustment	44,715	5,195
Comprehensive loss	(233,145)	(30,168)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of
common shares outstanding	251,153,133	128,456,588

See accompanying notes

ECO-TEK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012
(Expressed in United States Dollars)
(Unaudited)

	Six months	Six months
	ended June 30,	ended June 30,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net loss for the period	(277,860)	(35,363)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	787	1,290
Amortization of discount	4,722	—
Contributed services	34,454	36,208
Changes in operating assets and liabilties:
Accounts receivable	(18,744)	(20,455)
Inventory	(249)	(2,259)
Investment tax credit recoverable	9,750	(6,506)
Deposit and sundry assets	3,170	—
Accounts payable and accrued liabilities	(26,369)	13,494
Cash used in operating activities	(270,339)	(13,591)

FINANCING ACTIVITIES
Proceeds from notes payable	233,957	—
Advances from stockholders	8,116	4,686
Cash provided by financing activities	242,073	4,686

Effect of foreign currency translation adjustment	19,801	5,133

Net increase (decrease) in cash during the period	(8,465)	(3,772)
Cash, beginning of the period	12,836	6,878
Cash, end of period	4,371	3,106

Supplemental cash flow information:
During the six months ended June 30, 2013 and 2012 interest of $nil and income taxes of $nil were paid.
During the six months ended June 30, 2013 and 2012 a loan payable of $10,000 was converted into common stock.

See accompanying notes

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
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

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at June 30, 2013 and 2012, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2012 and 2011 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
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
AS OF JUNE 30, 2013
(Expressed in United States Dollars)
(Unaudited)

5.	NOTES PAYABLE

The Company received eight loans on August 22, 2012, September 7, 2012, December 12, 2012, February 7, 2013, February 25, 2013, March 7, 2013, March 22, 2013 and May 7, 2013, totaling $368,892 which bear interest at 8% per annum and have a term of one year.   In the event of default, the debt holders have the option to convert the loans into common shares at a conversion price equal to 70% of the volume weighted average closing prices of the Company’s common shares during the ten (10) trading days prior to the conversion date.

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
AS OF JUNE 30, 2013
(Expressed in United States Dollars)
(Unaudited)

The Company also evaluated the Convertible Notes for potential embedded derivatives, noting that the conversion feature and make-whole provisions did not meet the embedded derivative criteria as set forth in ASC Topic 815, Derivatives and Hedging. Therefore, no additional amounts have been recorded for those items.

The Convertible Notes payable consist of the following:

Beginning balance as of January 1, 2013	$260,278
Add: amortization of discount	4,722
Less: conversions to common stock	-
Ending balance as of June 30, 2013	$265,000

7.	ADVANCES FROM STOCKHOLDERS

The advances from stockholders are unsecured, non-interest bearing and due on demand.

8.	CAPITAL STOCK

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

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013
(Expressed in United States Dollars)
(Unaudited)

8.	CAPITAL STOCK (continued)

On January 23, 2012, the Company affected a 28:1 forward stock split of its common stock without adjusting the par value of $0.001. All share amounts referred to in these consolidated financial statements have been retroactively restated to reflect the stock split.

In June 2012, the Company issued 125,000,000 shares to acquire Sandalwood.  The transaction was accounted for as a reverse merger.  Shares outstanding immediately prior to the transaction of 125,819,800 and the net book value of Sandalwood $(128,236) were presented as an acquisition of the net liabilities of Sandalwood in the Statement of Stockholders' Deficit for the year ended December 31, 2012.

The Company is authorized to issue 7,000,000,000 shares of common stock with a par value of $0.001 per share.

Effective June 7, 2013, the Company entered into a Debt Conversion Agreement with Ira Morris, pursuant to which Mr. Morris agreed to convert an aggregate of $10,000 which he was owed, into 333,333 shares of the Company’s common stock at $0.03 per share.

During the six months ended June 30, 2013, certain shareholders contributed services to the Company valued at $34,454 (2012:  $36,208) which were included in salaries and wages with a corresponding credit to additional paid-in-capital.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to June 30, 2013. As used herein, the "Company," “Eco-Tek,” "we," "us," "our" and words of similar meaning refer to Eco-Tek Group, Inc., a Nevada corporation and its wholly-owned subsidiary, Eco-Tek Group, Inc., an Ontario corporation, unless otherwise stated or the context requires otherwise.

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

Name Change

On October 12, 2012, our Board of Directors and majority shareholders (including the Purchasers) approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to affect a name change of the Company to “Eco-Tek Group, Inc.”, which was filed with the Secretary of State of Nevada on November 16, 2012.

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

-
“Eco-Tek Non Toxic Windshield Washer Fluid”, for which a prototype currently exists, and which is in the final testing phase of development.  The Company estimates this product is approximately sixty percent (60%) complete. The Company believes that this product could be ready for commercial sale in approximately 12 months.

-
“Eco-Tek Non Toxic Multi-Purpose Lubricant” which will come with a non-pressurized spray applicator, which we believe will have several uses similar to WD 40, but will be “green” and nontoxic. A prototype currently exists for this product, which the Company estimates is approximately 25% complete and needs to be packaged and labeled to be ready for commercial sale which is anticipated to happen in approximately the next four months.

Product Development

The Company, through Eco-Tek Ontario, entered into a Technology co-operation Agreement (the “Technology Agreement”) with Dr. Sabatino Nacson, PHD Chemistry on August 23, 2012, which was amended and restated on September 14, 2012 and further amended on November 12, 2012 (the discussion of the Technology Agreement below affects and reflects such amendments and restatements). The Technology Agreement provides for Dr. Nacson to collaborate with the Company on the development of various products used in the automotive industry, including fuel injector formulation, fuel treatment, diesel fuel enhancement, lubricating oils, and penetrating lubricant formulation.  Pursuant to the Technology Agreement, Dr. Nacson agreed to provide consulting services to the Company and assist the Company in patent writing to protect new products and technology developed for the Company in the automotive market.  We agreed to compensate Dr. Nacson (i) CDN$100 per hour for the development of products up to a maximum of CDN$5,000 per product upon release and acceptance of formula to us; (ii) through the issuance of 1,039,583 shares of the Company’s common stock, which have previously been issued to date; (iii) by the payment of 1% of total sales of new products sold which were exclusively developed by Dr. Nacson or in collaboration with the Company; and (iv) to repay Dr. Nacson for all expenses associated with the U.S. and Canadian patents on the lubricant oil formation, which total $30,000, and all expenses moving forward, which will be paid quarterly.  As of June 30, 2013, the Company has not made any of the agreed upon payments within this agreement and all patents remain with Dr. Nacson and have not been assigned to the Company.

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

Recent Changes in Officers and Directors

Effective May 29, 2013, Ronald Kopman resigned as the President, Chief Financial Officer and Director of the Company and Barry Wohl resigned as a Director of the Company.

Additionally on May 29, 2013, the Company’s remaining Director, Maurizio Cochi, appointed Stephen W. Tunks and Joseph Farella as Directors of the Company to fill the vacancies left by the resignations of Mr. Kopman and Mr. Wohl.

Finally, the Board of Directors appointed Stephen W. Tunks as Chief Executive Officer, President and Chief Financial Officer of the Company effective on May 29, 2013, to fill the vacancy left by Mr. Kopman’s resignation.

Plan of Operations For the Next 12 Months

Planned Actions	Total Estimated Cost to Complete
Enhance our Internet sales strategy.	$5,000
Maintain active research and development program for new or improved engine treatment performance products.	$25,000
Recruit and train a group of sales agents in Canada.	$15,000
Increase international distributors by 12 countries.	$36,000
Recruit and train 3 international sales agents.	$15,000
TOTAL	$96,000

COMPARISON OF OPERATING RESULTS

Comparison of the Three and Six Months Ended June 30, 2013 to the Three and Six Months Ended June 30, 2012

Revenue

Revenue increased by $12,533 to $74,154 for the three months ended June 30, 2013 from $61,621 for the three months ended June 30, 2012.  The increase reflects the Company’s continuous efforts to increase the sales of its products and increased demand for such products.

Revenue decreased by $22,546 to $127,595 for the six months ended June 30, 2013 from $150,141 for the six months ended June 30, 2012.  The main reason for the decrease in revenue was due to a large non-reoccurring customer order of $28,800 fulfilled during the first quarter ended March 31, 2012.

Cost of Goods Sold

Cost of goods sold was $46,784 for the three months ended June 30, 2013, compared to $57,818 for the three months ended June 30, 2012, a decrease of $11,034 from the prior period.  Cost of goods sold during the three months ended June 30, 2012 were exceptionally high due to write offs of obsolete inventory.

Cost of goods sold was $85,211 for the six months ended June 30, 2013, compared to $105,137 for the six months ended June 30, 2012, a decrease of $19,926 from the prior period, which was mainly in connection with the decrease in sales over this same period.

Operating Expenses

Operating expenses increased to $115,613 for the three months ended June 30, 2013 from $40,184 for the three months ended June 30, 2012.  The $75,429 increase in operating expenses was mainly due to an increase of $51,247 in general and administrative expenses, an increase in salaries and wages of $7,960 and financial charges of $14,156 compared to the three months ended June 30, 2012.

Operating expenses increased to $320,244 for the six months ended June 30, 2013 from $80,367 for the six months ended June 30, 2012.  The $239,877 increase in operating expenses was mainly due to an increase of $187,826 in general and administrative expenses, an increase in salaries and wages of $17,210 and financial charges of $26,892 compared to the six months ended June 30, 2012.

The overall increase in operating expenses for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 is due to the fact that operating expenses for the three and six months ended June 30, 2012 include expenses of only Eco-Tek Ontario, whereas operating expenses for the three and six months ended June 30, 2013 include expenses of Eco-Tek Ontario as well as public company expenses, due to the closing of the Share Exchange Agreement on June 29, 2012.  The increase in financial charges is due to issuance of convertible debentures to finance the operations of the Company.

Net loss

During the three months and six months ended June 30, 2013, we incurred a net loss of $88,243 and $277,860 as compared to net loss of $36,381 and $35,363, during the three and six months ended June 30, 2012 respectively.  The major reason for the increase in net loss in the current periods as compared to the previous periods is primarily due to the increase in total operating expenses, which was mainly due to the closing of the Share Exchange Agreement on June 29, 2012 as explained above.

Liquidity and Capital Resources

As of June 30, 2013, the Company had total assets of $78,915, which included total current assets of $72,592, consisting of cash of $4,371, accounts receivable of $53,926, inventory of $13,725, deposits and sundry assets of $570, and long-term assets of $6,323 representing equipment, net of depreciation.

The Company had total liabilities of $1,197,409  as of June 30, 2013, which consisted solely of current liabilities, consisting of accounts payable and accrued liabilities of $107,049, notes payable of $368,892 (described in greater detail below under “Promissory Notes”), convertible notes payable of $265,000 (described in greater detail below under “Convertible Promissory Notes”), and advances from stockholders of $456,468.

The Company had a working capital deficit of $1,124,817 and an accumulated deficit of $2,277,450 as of June 30, 2013.

Net cash used in operating activities. During the six months ended June 30, 2013, the Company used $270,339 of net cash in operating activities as compared to using $13,591 of net cash in operating activities for the six months ended June 30, 2012. The increase of $256,748 in net cash used in operating activities is mainly due to net loss of $277,860 incurred during the six months ended June 30, 2013 as compared to net loss of $35,363 incurred during the six months ended June 30, 2012.

Net cash provided by financing activities. During the six months ended June 30, 2013, net cash provided by financing activities of $242,073 consisted of proceeds from issuance of notes of $233,957 and advances from shareholders of $8,116, compared with $4,686 of net cash provided by financing activities for the six months ended June 30, 2012, due solely to advances from shareholders.

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

Effective April 20, 2012, Talon International Corp. (“Talon”) loaned the Company $115,000 (the “Talon Loan”), which was evidenced by a Convertible Promissory Note (as amended and restated, which amendment and restatement are reflected in the discussion below). The note bears interest at the rate of 8% per annum and matures on April 20, 2013. If converted into shares of our common stock, the convertible note would convert into 322,128,851 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest) provided that the promissory note included a Conversion Limitation (as defined below).  The Talon Loan is subject to the Conversion Limitation, described below. The note has matured and has not been paid to date.

Effective June 26, 2012, Little Bay loaned the Company $30,000, which was evidenced by a convertible promissory note which bears interest at the rate of 8% per annum and matures on June 26, 2013. If converted into shares of our common stock, the convertible note would convert into 84,033,613 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest) provided that the promissory note included a Conversion Limitation (as defined above). The note has matured and has not been paid to date.

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

Effective February 25, 2013, Translink Communication, loaned the Company $50,000, which will bear interest at the rate of 8% per annum and will mature on February 25, 2014.  The Company is currently in the process of memorializing this loan through the entry into a formal promissory note with the holder, but has not received a signed copy of such promissory note from the holder as of the date of this filing.

Effective March 7, 2013 and March 22, 2013, Island View Garden, loaned the Company $52,000 and $35,000, which will bear interest at the rate of 8% per annum and will mature on March 7, 2014 and March 22, 2014, respectively. The Company is currently in the process of memorializing these loans through the entry into formal promissory notes with the holder, but has not received signed copies of such promissory notes from the holder as of the date of this filing.

Effective May 7, 2013, Armitage SA, loaned the Company $67,000, which will bear interest at the rate of 8% per annum and will mature on May 7, 2014. The Company is currently in the process of memorializing this loan through the entry into a formal promissory note with the holder, but has not received a signed copy of such promissory note from the holder as of the date of this filing.

Effective in August 2013, Armitage SA, loaned the Company $40,000, which will bear interest at the rate of 8% per annum and will mature in August 2014. The Company is currently in the process of memorializing this loan through the entry into a formal promissory note with the holder, but has not received a signed copy of such promissory note from the holder as of the date of this filing.

Upon an event of default (as described in the notes) of any of the promissory notes described above (the “Promissory Notes”), the holder thereof has the option of converting the unpaid principal and interest owed under the applicable Promissory Note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

Need For Additional Capital

The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.  The Company will need to raise additional funding to complete the Plan of Operations set forth above and repay the notes described above.  The Company has budgeted the need for approximately $96,000 of additional funding during the next 12 months to affect the Plan of Operations set forth above under “Plan of Operations For The Next 12 Months” and $75,000 to pay its costs and expenses associated with the filing requirements with the Securities and Exchange Commission, which funding may not be available on favorable terms, if at all.  Additionally, the Convertible Notes described above are all currently past due and the Company does not anticipate having sufficient cash on hand to repay the Promissory Notes (defined above) when they become due. The Company’s operations do not currently produce sufficient operating cash to support the Company’s operations and allow for the repayment of the Company’s outstanding liabilities without additional funding. If the Company is unable to raise adequate working capital it will be restricted in the implementation of its business plan, may be forced to cease filing reports with the SEC and may be forced to seek bankruptcy protection.

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of June 30, 2013.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Moving forward, we plan to seek out additional debt and/or equity financing (similar to the Convertible Notes and/or Promissory Notes) to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission, repay our outstanding Convertible Notes and Promissory Notes and to affect our plan of operations; however, we do not currently have any specific plans to raise such additional financing at this time.  The sale of additional securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We identified and continue to have the following material weaknesses in our internal controls over financial reporting: we currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Additionally, due to the fact that we have only two officers and only three directors who have limited to no experience as officers or directors of a reporting company, such lack of experienced personnel may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our consolidated financial statements and an inability to provide accurate and timely financial information to our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 7, 2013, Armitage SA, loaned the Company $67,000, which will bear interest at the rate of 8% per annum and will mature on May 7, 2014. The Company is currently in the process of memorializing this loan through the entry into a formal promissory note with the holder, but has not received a signed copy of such promissory note from the holder as of the date of this filing.

Upon an event of default (as described in the note) of the promissory note described above, the holder thereof has the option of converting the unpaid principal and interest owed under the note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days.

Effective June 7, 2013, the Company entered into a Debt Conversion Agreement with Ira Morris, pursuant to which Mr. Morris agreed to convert an aggregate of $10,000 which he was owed, which included $5,000 loaned to Eco-Tek Ontario in March 2011 and $5,000 loaned to Eco-Tek Ontario in April 2012, into 333,333 shares of the Company’s common stock at $0.03 per share, which shares were issued in June 2013.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the issuance of the above securities, since the issuance of the securities were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As described above under “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company is currently in default in connection with the repayment of an aggregate of $265,000 of Convertible Notes (and interest thereon) which notes were issued to various holders from 2010 to 2012.  The total amount currently owed in connection with such Convertible Notes totals $298,856, including $265,000 of principal and $33,856 of accrued and unpaid interest on such Convertible Notes.  While the Company is currently in default in connection with the repayment of such notes pursuant to their terms, no holder has made any demand for repayment or formally declared the Company in default of such notes to date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECO-TEK GROUP, INC.

DATED: August 13, 2013	By: /s/ Stephen W. Tunks
Stephen W. Tunks
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

(13) Filed as exhibits to the Company’s Form 10-K Annual Report, filed with the Commission on April 16, 2013, and incorporated herein by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.