Form 10-Q
period 2013-09-30
Eco-Tek Group, Inc.
filed 2013-11-19
CIK 1473637

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 15, 2013, we had 251,153,133 shares of $0.001 par value per share common stock outstanding.

ECO-TEK GROUP, INC.

FORM 10-Q

PART 1 – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ECO-TEK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(Expressed in United States Dollars)

	September 30,	December 31,
	2013	2012
	$	$
ASSETS
Cash	4,846	12,836
Accounts receivable, net of allowance of $15,468 as of September 30, 2013 and December 31, 2012	84,360	37,889
Inventory	26,950	14,278
Investment tax credit recoverable	—	9,955
Deposits and sundry assets	7,428	3,847
Total current assets	123,584	78,805

Property and equipment	6,020	7,338
Total assets	129,604	86,143

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued liabilities	193,055	136,850
Notes payable [Note 6]	418,892	134,935
Convertible promissory notes payable	265,000	260,278
Advances from stockholders [Note 7]	467,568	474,250
Total current liabilities	1,344,515	1,006,313

Commitment

Stockholders' deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 1,000 share outstanding as of September 30, 2013 and December 31, 2012 [Note 8]	1	1
Common stock, $0.001 par value, 7,000,000,000 shares authorized and 251,153,133 shares issued and outstanding as of September 30, 2013 and 250,819,800 shares issued and outstanding December 31, 2012	251,153	250,820
Additional paid-in capital	999,771	863,242
Accumulated other comprehensive loss	(18,765)	(34,643)
Accumulated deficit	(2,447,071)	(1,999,590)
Total stockholders' deficit	(1,214,911)	(920,170)
Total liabilities and stockholders' deficit	129,604	86,143

See accompanying notes to the unaudited consolidated financial statements

ECO-TEK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Expressed in United States Dollars)
(Unaudited)

	Three months	Three months
	ended September 30,	ended September 30,
	2013	2012
	$	$

SALES	136,803	70,749

COSTS OF SALES	62,966	48,788

GROSS PROFIT	73,837	21,961

OPERATING EXPENSES
General and administrative	97,983	82,126
Salaries and wages	30,800	25,379
Selling and delivery	—	30,000
Depreciation	531	626
	129,314	138,131
Net loss from operations	(55,477)	(116,170)

Other expenses
Interest expense	(14,144)	(52,190)
Loss on debt extinguishment	—	—
Net loss for the period before income taxes	(69,621)	(168,360)
Income taxes	—	—
Net loss for the period	(69,621)	(168,360)
Foreign currency translation adjustment	(28,837)	(14,755)
Comprehensive loss	(98,458)	(183,115)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding	251,153,133	250,819,800

See accompanying notes to the unaudited consolidated financial statements

ECO-TEK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Expressed in United States Dollars)
(Unaudited)

	Nine months	Nine months
	ended September 30,	ended September 30,
	2013	2012
	$	$

SALES	264,398	220,890

COSTS OF SALES	148,177	153,925

GROSS PROFIT	116,221	66,965

OPERATING EXPENSES
General and administrative	330,526	126,843
Salaries and wages	79,604	56,973
Selling and delivery	10,554	32,102
Depreciation	1,318	1,916
	422,002	217,834
Net loss from operations	(305,781)	(150,869)

Other expenses
Interest expense	(41,700)	(52,854)
Loss on debt extinguishment	(100,000)	—
Net loss for the period before income taxes	(447,481)	(203,723)
Income taxes	—	—
Net loss for the period	(447,481)	(203,723)
Foreign currency translation adjustment	15,878	(9,560)
Comprehensive loss	(431,603)	(213,283)

Loss per share, basic and diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding	250,934,574	169,542,046

See accompanying notes to the unaudited consolidated financial statements

ECO-TEK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Expressed in United States Dollars)
(Unaudited)

	Nine months	Nine months
	ended September 30,	ended September 30,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net loss for the period	(447,481)	(203,723)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,318	1,916
Accretion expense on convertible debentures	4,722	46,250
Contributed services	36,862	53,670
Loss on debt extinguishment	100,000	—
Changes in operating assets and liabilties:
Accounts receivable	(46,471)	(26,824)
Inventory	(12,672)	(5,115)
Investment tax credit recoverable	9,955	(7,091)
Deposit and sundry assets	(3,581)	2,219
Accounts payable and accrued liabilities	56,205	(32,603)
Cash used in operating activities	(301,143)	(171,301)

INVESTING ACTIVITIES
Purchase of property and equipment	—	(302)
Restricted cash	—	30,051
Cash provided by investing activities	—	29,749

FINANCING ACTIVITIES
Notes payable	283,957	—
Convertible promissory notes payable	—	75,000
Advances from stockholders	(6,682)	69,999
Cash provided by financing activities	277,275	144,999

Effect of foreign currency translation adjustment	15,878	(9,560)

Net increase (decrease) in cash during the period	(7,990)	(6,113)
Cash, beginning of the period	12,836	6,878
Cash, end of period	4,846	765

Supplemental cash flow information:
Cash paid for interest	—	6,604
Cash paid income taxes	—	—

See accompanying notes to the unaudited consolidated financial statements

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Expressed in United States Dollars)
(Unaudited)

1.	NATURE OF OPERATIONS

Eco-Tek Group, Inc. (“Eco-Tek”, the "Company", "we", "our") is dedicated to the development and marketing of innovative and cost effective "Green" products to the automotive and industrial sectors.

On June 27, 2013, Eco-Tek Group Canada Inc. was incorporated under the laws of the province of Ontario, Canada, which operates as a subsidiary of the Company.  Currently the Company operates two subsidiaries based in Ontario, Canada.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities Exchange Commission (“SEC”) instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2012 and 2011 audited consolidated financial statements.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at September 30, 2013 and 2012, have been made.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Expressed in United States Dollars)
(Unaudited)

3.	REVISION OF PRIOR PERIOD AMOUNTS

In preparing the Company’s financial statements for the quarter ended September 30, 2013, the Company discovered and corrected an error related to accounting for shares issued in connection with the conversion of a $10,000 note to common stock.  A loss on debt extinguishment related to the above transaction was not recorded and resulted in a $100,000 understatement in other expenses in the second quarter of 2013. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the reporting periods affected and, therefore, the amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors had been recorded in the quarter ended September 30, 2013, the Company believes the impact would have been significant to the third quarter of 2013 and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company revised in the current filing previously reported quarterly results for the second quarter of 2013.

The adjustment did not result to any changes in total stockholders’ equity reported in the consolidated balance sheet at June 30, 2013. Likewise, the adjustment to the statement of cash flows for the six months ended June 30, 2013 did not result to any changes to amounts previously reported for net cash from operating activities, investing activities or financing activities.

The revision of prior period amounts are provided in Note 10 (Revised Statements).

4.	GOING CONCERN

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

5.	SIGNIFICANT ACCOUNTING POLICIES

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

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Expressed in United States Dollars)
(Unaudited)

5.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

6.	NOTES PAYABLE

The Company received loans associated with ten notes on August 22, 2012, September 7, 2012, December 12, 2012, February 7, 2013, February 25, 2013, March 7, 2013, March 22, 2013, May 7, 2013, August 6, 2013 and September 19, 2013 totaling $418,892, which bear interest at 8% per annum and have a term of one year.   In the event of default, the debt holders have the option to convert the loans into common shares at a conversion price equal to 70% of the volume weighted average closing prices of the Company’s common shares during the ten (10) trading days prior to the conversion date.  Two of these notes totaling $75,000 are past due as of September 30, 2013 but the Company was able to obtain waivers on the default on these notes.

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Expressed in United States Dollars)
(Unaudited)

7.	ADVANCES FROM STOCKHOLDERS

The advances from stockholders are unsecured, non-interest bearing and due on demand.

8.	CAPITAL STOCK

Effective June 7, 2013, the Company converted $10,000 owed to Ira Morris into 333,333 shares of the Company’s common stock.   The conversion qualified for debt extinguishment accounting and a loss on debt extinguishment of $100,000 was recognized for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, certain shareholders contributed services to the Company valued at $36,862 (2012:  $53,670) which were included in salaries and wages with a corresponding credit to additional paid-in-capital.

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Expressed in United States Dollars)
(Unaudited)

9.        SUBSEQUENT EVENTS

In October 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company borrowed $37,500 (the “Asher Note”), which bears interest at the rate of 8% per annum (22% upon an event of default).  The Asher Note provides Asher the right (any time after the 180th day the note is outstanding) to convert the outstanding balance (including accrued and unpaid interest) of such note into shares of the Company’s common stock at a conversion price equal to the greater of 58% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date, subject to adjustments as further set out in the Asher Note; and (b) $0.00005 per share.  The conversion price of the note is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable conversion price, subject to certain limited exceptions.

The Asher Note, is payable, along with interest thereon on July 14, 2014.  The Company has the right to repay the entire amount of principal and interest due on the note beginning on the closing date (October 11, 2013) and ending on the date which is 180 days following the closing date, by paying certain prepayment penalties equal to 120% of the outstanding principal and accrued interest on the note (as applicable, the “Outstanding Balance”) during the first thirty days after closing; 125% of the Outstanding Balance during days 31-60 days after closing; 130% of the Outstanding Balance during days 61-90 days after closing; 135% of the Outstanding Balance during days 91-120 days after closing; 140% of the Outstanding Balance during days 121-150 days after closing; and 145% of the Outstanding Balance during days 151-180 days after closing. After 180 days have elapsed from the issuance date the Company has no right to repay the Asher Note. Asher has agreed to restrict its ability to convert the Asher Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of our common stock.  The Asher Note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes.  The Company paid $2,500 of Asher’s legal fees in connection with the parties’ entry into the note.

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Expressed in United States Dollars)
(Unaudited)

9.  SUBSEQUENT EVENTS (continued)

The Asher Note provides for customary events of default such as failing to timely make payments under the note when due. Upon the occurrence of an event of default, as described in the Asher Note, Asher can declare the entire amount of principal and interest then due on the Asher Note immediately due and payable and require the Company to pay an amount equal to the greater of (i) 150% times the sum of principal and interest due under the Asher Note (the “Asher Default Sum”) (provided that if the event of default relates to the Company’s failure to deliver shares, instead of 150%, the multiplier is 200%); and (ii) in the event the event of default does not relate to the failure to deliver shares, the highest number of shares of common stock issuable upon conversion of the Asher Default Sum multiplied by the highest closing price of the Company’s common stock during the period that such Asher Note has been in default.   We are required to pay Asher a penalty of $2,000 per day that we fail to deliver any shares due after the applicable deadlines provided for in the Asher Note.

In October 2013, the Company entered into a Securities Purchase Agreement with Auctus Private Equity Fund, LLC (“Auctus”), pursuant to which the Company borrowed $37,750 (the “Auctus Note”), which bears interest at the rate of 8% per annum (22% upon an event of default).  The Auctus Note provides Auctus the right (any time after the 180th day the note is outstanding) to convert the outstanding balance (including accrued and unpaid interest) of such note into shares of the Company’s common stock at a conversion price equal to the greater of 55% of the average of the two lowest trading prices of the Company’s common stock during the twenty trading days prior to such conversion date, subject to adjustments as further set out in the note; and (b) $0.000001 per share.  The applicable conversion price may be adjusted downward if, within three (3) business days of the transmittal of any notice of conversion, the price of the Company’s common stock is 5% or more lower than the price on the date the notice of conversion was given; in the event the Company’s shares of common stock are not deliverable by DWAC (10% discount); or the Company’s common stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit (15% discount). The conversion price of the note is also subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable conversion price, subject to certain limited exceptions.

The Auctus Note, is payable, along with interest thereon on July 16, 2014.  The Company has the right to repay the entire amount of principal and interest due on the note beginning on the closing date (October 21, 2013) and ending on the date which is 180 days following the closing date, by paying certain prepayment penalties equal to 120% of the Outstanding Balance during the first thirty days after closing; 125% of the Outstanding Balance during days 31-60 days after closing; 130% of the Outstanding Balance during days 61-90 days after closing; 135% of the Outstanding Balance during days 91-120 days after closing; 140% of the Outstanding Balance during days 121-150 days after closing; and 145% of the Outstanding Balance during days 151-180 days after closing. After 180 days have elapsed from the issuance date the Company has no right to repay the Auctus Note. Auctus has agreed to restrict its ability to convert the Auctus Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.  The Auctus Note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes. The Company paid a fee $1,250 to a company associated with Auctus in connection with services rendered in connection with the note transaction and $2,750 of Auctus’ legal fees.

Upon the occurrence of an event of default, as described in the Auctus Note, Auctus can declare the entire amount of principal and interest then due on the Auctus Note immediately due and payable and require the Company to pay an amount equal to the greater of (i) 140% times the sum of principal and interest due under the Auctus Note (the “Auctus Default Sum”) (provided that if the event of default relates to the Company’s failure to deliver shares, instead of 140%, the multiplier is 200%); and (ii) in the event the event of default does not relate to the failure to deliver shares, the highest number of shares of common stock issuable upon conversion of the Auctus Default Sum multiplied by the highest closing price of the Company’s common stock during the period that such Auctus Note has been in default. We are required to pay Auctus a penalty of $2,000 per day that we fail to deliver any shares due after the applicable deadlines provided for in the Auctus Note.

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Expressed in United States Dollars)
(Unaudited)

9.  SUBSEQUENT EVENTS (continued)

On October 14, 2013, Talon entered into a debt purchase agreement with GEL Properties, LLC (“GEL”), pursuant to which it sold the rights to the Talon Loan to GEL.  The Company and GEL subsequently entered into an amended and restated form of note which replaced and superseded the note evidencing the Talon Loan (the “Replacement GEL Note”).  The Replacement GEL Note, which has a face value of $115,000, accrues interest at the rate of 6% per annum (24% upon an event of default) and is due and payable on September 20, 2014.   The Replacement GEL Note is convertible into shares of the Company’s common stock at 40% discount to the average of the lowest closing bid prices of the Company’s common stock on the five trading days (the “Market Price”) prior to the date a notice of conversion is provided to the Company by GEL.  In the event the Company experiences a DTC “chill”, the conversion price is equal to a 45% discount to the Market Price during the period which the “chill” continues.  The Company has the right to repay the Replacement GEL Note in full at any time provided the Company pays a prepayment penalty equal to 50% in addition to the total outstanding amount of principal and interest then owed on the note. GEL has agreed to restrict its ability to convert the Replacement GEL Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock, subject to its ability to waive such requirement with 61 days’ notice.  We are required to pay GEL a penalty of $250 per day beginning on the fourth day we fail to deliver any shares due and $500 per day beginning on the 10th day we fail to deliver any shares due.

Also on October 14, 2013, GEL loaned us $50,000 pursuant to a new convertible note, which had substantially similar terms as the Replacement GEL Note, described above (collectively with the Replacement GEL Note, the “GEL Notes”).  The Company paid $5,000 in fees to GEL in connection with the $50,000 note.

From October 4, 2013 to November 7, 2013, the Company sold an aggregate of 12,311,184 units, which are each comprised of (a) one (1) share of common stock; and (b) one (1) warrant to purchase one (1) share of common stock (the “Units”).  The Units were purchased for between $0.00208 to $0.00556 per Unit representing a 33% discount to the trading price of the Company’s common stock on the applicable purchase date.  The warrants have an exercise price equal to the price of the applicable Unit and expire three years after the grant date. The shares have not been issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this filing. The brother and wife of our director, Maurizio Cochi, purchased 2,407,319 and 539,472 Units, respectively, in the offering.

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Expressed in United States Dollars)
(Unaudited)

10.  REVISED STATEMENTS (Also refer to Note 3)

	Three months ended June 30, 2013
	As previously reported	Adjustment	Revised
	$	$	$

SALES	74,154	—	74,154

COSTS OF SALES	46,784	—	46,784

GROSS PROFIT	27,370	—	27,370

OPERATING EXPENSES
General and administrative	74,534	—	74,534
Salaries and wages	21,989	—	21,989
Selling and delivery	4,185	—	4,185
Depreciation	470	—	470
	101,178	—	101,178
Net loss from operations	(73,808)	—	(73,808)

Other expenses
Interest expense	(14,435)	—	(14,435)
Loss on debt extinguishment	—	(100,000)	(100,000)
Net loss for the period before income taxes	(88,243)	(100,000)	(188,243)
Income taxes	—	—	—
Net loss for the period	(88,243)	(100,000)	(188,243)
Foreign currency translation adjustment	35,170	—	35,170
Comprehensive loss	(53,073)	(100,000)	(153,073)

Loss per share, basic and diluted	(0.00)	—	(0.00)

Weighted average number of
common shares outstanding	251,153,133	—	251,153,133

ECO-TEK GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(Expressed in United States Dollars)
(Unaudited)

10.  REVISED STATEMENTS (Also refer note 3) – (continued)

	Six months ended June 30, 2013
	As previously reported	Adjustment	Revised
	$	$	$

SALES	127,595	—	127,595

COSTS OF SALES	85,211	—	85,211

GROSS PROFIT	42,384	—	42,384

OPERATING EXPENSES
General and administrative	232,543	—	232,543
Salaries and wages	48,804	—	48,804
Selling and delivery	10,554	—	10,554
Depreciation	787	—	787
	292,688	—	292,688
Net loss from operations	(250,304)	—	(250,304)

Other expenses
Interest expense	(27,556)	—	(27,556)
Loss on debt extinguishment	—	(100,000)	(100,000)
Net loss for the period before income taxes	(277,860)	(100,000)	(377,860)
Income taxes	—	—	—
Net loss for the period	(277,860)	(100,000)	(377,860)
Foreign currency translation adjustment	44,715	—	44,715
Comprehensive loss	(233,145)	(100,000)	(333,145)

Loss per share, basic and diluted	(0.00)	—	(0.00)

Weighted average number of
common shares outstanding	251,153,133	—	251,153,133

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to September 30, 2013. As used herein, the "Company," “Eco-Tek,” "we," "us," "our" and words of similar meaning refer to Eco-Tek Group, Inc., a Nevada corporation and its wholly-owned subsidiary, Eco-Tek Group, Inc., an Ontario corporation, unless otherwise stated or the context requires otherwise.

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

Change in Control Transactions

Effective July 31, 2013, Stephen W. Tunks, our Chief Executive Officer and director, acquired 5,000,000 shares of our common stock from a third party in a private transaction for $840 or $0.000168 per share.

Effective September 11, 2013, Mr. Tunks entered into a Voting Agreement with each of the Purchasers, pursuant to which such Purchasers provided Mr. Tunks rights to vote all 1,000 of the shares of Series A Preferred Stock held by such Purchasers for $10, which shares provide for Super Majority Voting Rights over the Company, for the period from September 11, 2013 until the earlier of (a) such time as Mr. Tunks no longer serves as a director of the Company; and (b) such time as Mr. Tunks provides the Purchasers’ ten days written notice of his intent to terminate the agreement (the “Voting Agreement”).

As a result of the July 2013 acquisition and the Voting Agreement, Mr. Tunks obtained voting control over 266,404,281 voting shares of the Company (5 million shares of common stock and 1,000 shares of Series A Preferred Stock, which vote in aggregate 51% of the Company’s total voting shares (equal to 261,404,281 voting shares currently), totaling 52% of the Company’s voting shares and as such, a change of control was deemed to have occurred.

The Company is not aware of any further arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Description of Business Operations

Eco-Tek Ontario, acquired in June 2012, as described above, was initially formed as an Ontario, Canada Corporation on May 4, 2005, under the name of ClikTech Corp. The name of the corporation was changed to Eco-Tek Group Inc., on June 28, 2012 and was again renamed as Eco-Tek Ontario in June 2013. The Company currently operates two subsidiary companies, Eco-Tek Ontario, which acts as a Distributor for our products in the Toronto, Canada area and Eco-Tek Group Canada Inc. which began operations in July 2013 and seeks additional Distributors for our products in other parts of North America and various countries around the world. Eco-Tek Canada has been successful in securing two additional Distributors in Canada in northern Ontario and Northern Quebec. Eco-Tek Canada has also secured international Distributors in Peru, Chile, Ukraine and Belarus. Orders have been arriving from these Distributors and the Company believes that the orders will increase over the next year. The Company plans to add several additional international and North American distributors over the next quarter.

Our operations are dedicated to the development and marketing of innovative and cost effective “green” products to the automotive and industrial sectors. Currently we, through Eco-Tek Ontario (in the discussion below, references to “we”, “us” or the “Company” include Eco-Tek Ontario), are a distributor of lubrication products for the automobile market. We manufacture (through the blending of various ingredients) and distribute Eco-Tek synthetic lubricants, filtration systems and other products, described below. We maintain websites at www.eco-tekgroup.net and www.ecotekworldwide.com. The information on, or that may be accessed through our websites is not incorporated by reference into this report and should not be considered a part of this report.

Products

Currently we sell the following products, which are currently commercially available (except as otherwise stated), which we either manufacture (through the blending of various ingredients) or distribute on behalf of third parties under our own “Eco-Tek” brand, which products are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013:

•	“Eco-Tek 3000 Super Synthetic 100% API Approved HP Motor Oil”
•	“ECO-TEK 4 In 1 Fuel Treatments”
•	“Eco-Tek Engine Flush”
•	“Eco-Tek Heavy Duty Synthetic Oil Stabilizer”
•	“Eco-Tek Bypass And Magnetic Oil Filtration For Trucks”
•	“Eco-Tek Non-Toxic Super Lubricant”

Distributors

We use independent sales agents and distributors to distribute our products.  Currently, we sell products through auto centers and oil change businesses including Midas Auto Centers.  We have also entered into international distribution agreements with distributors in various international markets.  We currently have two corporate sales reps, two sales agents, and 12 independent local distributors (who market in and around Ontario, Canada).  Our distribution agreements generally grant distributors an exclusive territory in which to distribute our products for a period of time and provide that the distributor is required to pay for advertising expenses associated with the products in the applicable territory.  We set the prices that the distributors are required to pay to purchase products from us, and the distributors determine the sales price of the products in their individual markets.  We require a pre-determined amount up front in order to ship products to the distributor. Certain distribution agreements also require the distributor to purchase a certain minimum amount of product per month/quarter/yearly.

Future Planned Products and Expansion

Funding permitting we plan to expand our product lines with the following additional products and to undertake the following:

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

-
“Eco-Tek Non Toxic Multi-Purpose Lubricant” which will come with a non-pressurized spray applicator, which we believe will have several uses similar to WD 40, but will be “green” and nontoxic. A prototype currently exists for this product, which the Company estimates is approximately 25% complete and needs to be packaged and labeled to be ready for commercial sale which is anticipated to happen in approximately the next six months.

-
We plan to develop several more efficient installation connection products, the Eco-Tek QuickConnect System, with regards to our ByPass Filters and plan to seek research and development assistance from the Canadian Federal Government in this respect.

-
We have created a marketing bundle which combines our ByPass Filter products with our lubricant products to   provide our customers with a complete oil care package. We announced the bundle as our ByPass 24 Program in late June 2013 and the program has gained traction in the marketplace over the last quarter.

-	The Company will continue its expansion of sales of the Eco-Tek ByPass Filter system in all of our market areas.

-
We plan to add three new international distributors and three new North American distributors during the fourth quarter which the Company believes may result in a significant increase in its quarterly sales.

Product Development

The Company, through Eco-Tek Ontario, entered into a Technology co-operation Agreement (the “Technology Agreement”) with Dr. Sabatino Nacson, PHD Chemistry on August 23, 2012, which was amended and restated on September 14, 2012 and further amended on November 12, 2012 (the discussion of the Technology Agreement below affects and reflects such amendments and restatements). The Technology Agreement provides for Dr. Nacson to collaborate with the Company on the development of various products used in the automotive industry, including fuel injector formulation, fuel treatment, diesel fuel enhancement, lubricating oils, and penetrating lubricant formulation.  Pursuant to the Technology Agreement, Dr. Nacson agreed to provide consulting services to the Company and assist the Company in patent writing to protect new products and technology developed for the Company in the automotive market.  We agreed to compensate Dr. Nacson (i) CDN$100 per hour for the development of products up to a maximum of CDN$5,000 per product upon release and acceptance of formula to us; (ii) through the issuance of 1,039,583 shares of the Company’s common stock, which have previously been issued to date; (iii) by the payment of 1% of total sales of new products sold which were exclusively developed by Dr. Nacson or in collaboration with the Company; and (iv) to repay Dr. Nacson for all expenses associated with the U.S. and Canadian patents on the lubricant oil formation, which total $30,000, and all expenses moving forward, which will be paid quarterly.  As of September 30, 2013, the Company has not made any of the agreed upon payments within this agreement and all patents remain with Dr. Nacson and have not been assigned to the Company.

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

Plan of Operations for the Next 12 Months

Planned Actions	Total Estimated Cost to Complete
Enhance our Internet sales strategy.	$5,000
Maintain active research and development program for new or improved engine treatment performance products.	$5,000
Recruit and train a group of sales agents in Canada.	$10,000
Increase international distributors by 12 countries.	$40,000
Recruit and train 3 international sales agents.	$10,000
TOTAL	$70,000

COMPARISON OF OPERATING RESULTS

Comparison of the Three and Nine Months Ended September 30, 2013 to the Three and Nine Months Ended September 30, 2012

Revenue

Revenue increased by $66,054 or 94% to $136,803 for the three months ended September 30, 2013 from $70,749 for the three months ended September 30, 2012.  The increase reflects the Company’s continuous efforts to increase the sales of its products and increased demand for such products.

Revenue increased by $43,508 or 20% to $264,398 for the nine months ended September 30, 2013 from $220,890 for the nine months ended September 30, 2012.   This increase is a result of increased marketing efforts in the third quarter offset by less focus on marketing in the first quarter of 2013.

Cost of Goods Sold

Cost of goods sold was $62,966 for the three months ended September 30, 2013, compared to $48,788 for the three months ended September 30, 2012, an increase of $14,178 or 29% from the prior period.

Cost of goods sold was $148,177 for the nine months ended September 30, 2013, compared to $153,925 for the nine months ended September 30, 2012, a decrease of $5,748 or 4% from the prior period.

Cost of goods sold has increased during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, the increase is not in line with the increase in sales.  Further, during the nine months ended September 30, 2013, the Company’s sales increased compared to the previous year’s period whereas the cost of sales has decreased slightly due to cost controls.  This has resulted in an increase in gross margins for both the periods mainly due to increased sales during the current period, and vigorous cost controls which together generated gross margins of 54% and 44% for the three and nine months ended September 30, 2013, respectively, as compared to the Company’s historical gross margin which range from 20% to 35%.

Operating Expenses

Operating expenses decreased to $129,314 for the three months ended September 30, 2013 from $138,131 for the three months ended September 30, 2012.  The decrease of $8,817 or 6% in operating expenses was mainly due to vigorous costs controls which resulted in a decrease in selling and marketing expenses from $30,000 for the quarter ended September 30, 2012 to $0 for the current quarter ended September 30, 2013.  These decreases were offset by a $15,857 increase in general and administrative expenses, to $97,983 for the three months ended September 30, 2013, compared to $82,126 for the three months ended September 30, 2012, which increase was due to an increase in consulting  charges associated with our increased sales.

Operating expenses increased to $422,002 for the nine months ended September 30, 2013 from $217,834 for the nine months ended September 30, 2012.  The $204,168 or 94% increase in operating expenses was mainly due to an increase of $203,683 in general and administrative expenses to $330,526 for the nine months ended September 30, 2013, compared to $126,843 for the prior year’s period, primarily relating to costs carried from the first quarter mainly in respect of legal and professional charges.

Interest Expense

We had interest expense of $14,144 for the three months ended September 30, 2013, compared to an interest expense of $52,190 for the three months ended September 30, 2012.

We had interest expense of $41,700 for the nine months ended September 30, 2013, compared to an interest expense of $52,854 for the nine months ended September 30, 2012.

Loss on debt extinguishment

The loss on debt extinguishment for the nine months ended September 30, 2013 of $100,000 is in connection with the conversion of a $10,000 note into 333,333 common shares.  There was no such conversion in the prior period.

Net loss

During the three months ended September 30, 2013, we incurred a net loss of $69,621 as compared to net loss of $168,360 during the three months ended September 30, 2012, a decrease in net loss of $98,739 or 59% from the prior year’s period. The major reason for the decrease in loss for the three months current period as compared to previous period is mainly due to Company’s increase in sales, the increase in gross margin, to approximately 54% for the current period compared to 20-30% in prior periods and the decrease in expenses.

During the nine month period ended September 30, 2013, we incurred a net loss of $447,481 as compared to a net loss of $203,723 during the nine month period ended September 30, 2012, an increase in net loss of $243,758 or 71%. The major reason for the increase in loss for the period as compared to the previous period is mainly due to recognition of a loss on debt extinguishment of $100,000.

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended June 30, 2013

The Company’s results of operations for the three months ended June 30, 2013 and the financial statements associated therewith are included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013.

Revenue

Revenue increased by $62,649 to $136,803 for the three months ended September 30, 2013 from $74,154 for the three months ended June 30, 2013.  An 84% increase in sales as compared to the previous quarter mainly due to  export sales of approximately $70,000 in the current quarter which were not present in the previous quarter.

Cost of Goods

Cost of Goods increased by $16,182 to $62,966 for the three months ended September, 30 2013 from $48,788 for the three months ended June 30, 2012. An increase of 35% in cost of goods as compared to the previous quarter. We had a gross margin of 53% in the third quarter of 2013 compared with a gross margin of 37% in the second quarter of 2012.

Operating Expenses

Operating expenses increased by $28,136 to $129,314 for the three months ended September 30, 2013 from $101,178 for the three months ended June 30, 2013 resulting in an increase of 12% in operating expenses as compared to the previous quarter.

Net Loss

During the three month period ended September 30, 2013, we incurred a net loss of $69,621 as compared to a net loss of $188,243 for the three month period ended June 30, 2013 resulting in a decrease of 63% in net loss as compared to the previous quarter.

Liquidity and Capital Resources

As of September 30, 2013, the Company had total assets of $129,604, which included total current assets of $123,584, consisting of cash of $4,846, accounts receivable of $84,360, inventory of $26,950, deposits and sundry assets of $7,428, and long-term assets of $6,020 representing property and equipment, net of depreciation.

The Company had total liabilities of $1,344,515  as of September 30, 2013, which consisted solely of current liabilities, consisting of accounts payable and accrued liabilities of $193,055, notes payable of $418,892 (described in greater detail below under “Promissory Notes”), convertible notes payable of $265,000 (described in greater detail below under “Convertible Promissory Notes”), and advances from stockholders of $467,568.

The Company had a working capital deficit of $1,220,931 and an accumulated deficit of $2,447,071 as of September 30, 2013.

Net cash used in operating activities.

During the nine months ended September 30, 2013, the Company used $301,143 of net cash in operating activities as compared to using $171,301 of net cash in operating activities for the nine months ended September 30, 2012. The increase of $129,842 in net cash used in operating activities is mainly due to the $243,758 increase in net loss and the decrease in accretion expense of $41,528 and the change in accounts receivable of $19,647, offset by the loss on debt extinguishment of $100,000,  and the change in accounts payable and accrued liabilities of $88,808.

Net cash provided by financing activities.

During the nine months ended September 30, 2013, net cash provided by financing activities of $277,275 consisted mainly of proceeds from issuance of notes of $283,957.

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

Effective October 27, 2011 and December 22, 2011, the Company entered into two Convertible Promissory Notes with MIH Holdings Ltd., in the amounts of $5,000 and $10,000, respectively.  If converted into shares of our common stock, the convertible notes would convert into 14,000,000 and 28,000,000 shares of our common stock, respectively (subject to the Conversion Limitation, described below).  The October 2011 and December 2011 notes have matured and have not been repaid or extended to date.

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

Effective April 20, 2012, Talon International Corp. (“Talon”) loaned the Company $115,000 (the “Talon Loan”), which was evidenced by a Convertible Promissory Note (as amended and restated, which amendment and restatement are reflected in the discussion below). The note bears interest at the rate of 8% per annum and matures on April 20, 2013. If converted into shares of our common stock, the convertible note would convert into 322,128,851 shares of the Company’s common stock (not including the conversion of any accrued and unpaid interest) provided that the promissory note included a Conversion Limitation (as defined below).  The Talon Loan is subject to the Conversion Limitation, described below. The note has matured and has not been paid to date, provided that as described below in October 2013, the Talon Loan was assigned by Talon and the Company, and the new holder agreed to restate and extend the loan.

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

Promissory Notes

Effective August 22, 2012, Fayt Investments Ltd. (“Fayt Investments”), loaned the Company $50,000, which was evidenced by a Promissory Note, which bears interest at the rate of 8% per annum and matured on August 22, 2013.  The note has matured and has not been paid to date.

Effective September 7, 2012, Little Bay, loaned the Company $25,000, which was evidenced by a Promissory Note, which bears interest at the rate of 8% per annum and matured on September 7, 2013.  The note has matured and has not been paid to date.

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

Effective March 7, 2013 and March 22, 2013, Island View Garden, loaned the Company $52,000 and $35,000, which will bear interest at the rate of 8% per annum and will mature on March 7, 2014 and March 22, 2014, respectively. Such debt obligations have not been formally memorialized in writing.   As described below in October 2013, the $52,000 loan was assigned by Island View Garden, and the Company and the new holder agreed to restate and extend the loan.

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

Effective August 22, 2013, Armitage SA, loaned the Company $40,000, which will bear interest at the rate of 8% per annum and will mature on August 22, 2014. The Company is currently in the process of memorializing this loan through the entry into a formal promissory note with the holder, but has not received a signed copy of such promissory note from the holder as of the date of this filing.

Effective September 7, 2013, Armitage SA, loaned the Company $10,000, which will bear interest at the rate of 8% per annum and will mature on September 7, 2014. The Company is currently in the process of memorializing this loan through the entry into a formal promissory note with the holder, but has not received a signed copy of such promissory note from the holder as of the date of this filing.

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

Recent Financing Transactions

Asher Note

In October 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a Asher Note in the amount of $37,500 (the “Asher Note”), which bears interest at the rate of 8% per annum (22% upon an event of default).  The Asher Note provides Asher the right (any time after the 180th day the note is outstanding) to convert the outstanding balance (including accrued and unpaid interest) of such note into shares of the Company’s common stock at a conversion price equal to the greater of 58% of the average of the three lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date, subject to adjustments as further set out in the note; and (b) $0.00005 per share.  The conversion price of the note is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable conversion price, subject to certain limited exceptions.

The Asher Note, is payable, along with interest thereon on July 14, 2014.  The Company has the right to repay the entire amount of principal and interest due on the note beginning on the closing date (October 11, 2013) and ending on the date which is 180 days following the closing date, by paying certain prepayment penalties equal to 120% of the outstanding principal and accrued interest on the note (as applicable, the “Outstanding Balance”) during the first thirty days after closing; 125% of the Outstanding Balance during days 31-60 days after closing; 130% of the Outstanding Balance during days 61-90 days after closing; 135% of the Outstanding Balance during days 91-120 days after closing; 140% of the Outstanding Balance during days 121-150 days after closing; and 145% of the Outstanding Balance during days 151-180 days after closing. After 180 days have elapsed from the issuance date the Company has no right to repay the Asher Note. Asher has agreed to restrict its ability to convert the Asher Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of our common stock.  The Asher Note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes.  The Company paid $2,500 of Asher’s legal fees in connection with the parties’ entry into the note.

The Asher Note provides for customary events of default such as failing to timely make payments under the note when due. Upon the occurrence of an event of default, as described in the Asher Note, Asher can declare the entire amount of principal and interest then due on the Asher Note immediately due and payable and require the Company to pay an amount equal to the greater of (i) 150% times the sum of principal and interest due under the Asher Note (the “Asher Default Sum”) (provided that if the event of default relates to the Company’s failure to deliver shares, instead of 150%, the multiplier is 200%); and (ii) in the event the event of default does not relate to the failure to deliver shares, the highest number of shares of common stock issuable upon conversion of the Asher Default Sum multiplied by the highest closing price of the Company’s common stock during the period that such Asher Note has been in default.   We are required to pay Asher a penalty of $2,000 per day that we fail to deliver any shares due after the applicable deadlines provided for in the Asher Note.

Auctus Note

In October 2013, the Company entered into a Securities Purchase Agreement with Auctus Private Equity Fund, LLC (“Auctus”), pursuant to which the Company sold Auctus a Note in the amount of $37,750 (the “Auctus Note”), which bears interest at the rate of 8% per annum (22% upon an event of default).  The Auctus Note provides Auctus the right (any time after the 180th day the note is outstanding) to convert the outstanding balance (including accrued and unpaid interest) of such note into shares of the Company’s common stock at a conversion price equal to the greater of 55% of the average of the two lowest trading prices of the Company’s common stock during the twenty trading days prior to such conversion date, subject to adjustments as further set out in the note; and (b) $0.000001 per share.  The applicable conversion price may be adjusted downward if, within three (3) business days of the transmittal of any notice of conversion, the price of the Company’s common stock is 5% or more lower than the price on the date the notice of conversion was given; in the event the Company’s shares of common stock are not deliverable by DWAC (10% discount); or the Company’s common stock is “chilled” for deposit into the DTC system and only eligible for clearing deposit (15% discount). The conversion price of the note is also subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable conversion price, subject to certain limited exceptions.

The Auctus Note, is payable, along with interest thereon on July 16, 2014.  The Company has the right to repay the entire amount of principal and interest due on the note beginning on the closing date (October 21, 2013) and ending on the date which is 180 days following the closing date, by paying certain prepayment penalties equal to 120% of the Outstanding Balance during the first thirty days after closing; 125% of the Outstanding Balance during days 31-60 days after closing; 130% of the Outstanding Balance during days 61-90 days after closing; 135% of the Outstanding Balance during days 91-120 days after closing; 140% of the Outstanding Balance during days 121-150 days after closing; and 145% of the Outstanding Balance during days 151-180 days after closing. After 180 days have elapsed from the issuance date the Company has no right to repay the Auctus Note. Auctus has agreed to restrict its ability to convert the Auctus Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock.  The Auctus Note also provides for penalties and rescission rights if the Company does not deliver shares of its common stock upon conversion within the required timeframes. The Company paid a fee of $1,250 to a company associated with Auctus in connection with services rendered in connection with the note transaction and $2,750 of Auctus’ legal fees.

Upon the occurrence of an event of default, as described in the Auctus Note, Auctus can declare the entire amount of principal and interest then due on the Auctus Note immediately due and payable and require the Company to pay an amount equal to the greater of (i) 140% times the sum of principal and interest due under the Auctus Note (the “Auctus Default Sum”)(provided that if the event of default relates to the Company’s failure to deliver shares, instead of 140%, the multiplier is 200%); and (ii) in the event the event of default does not relate to the failure to deliver shares, the highest number of shares of common stock issuable upon conversion of the Auctus Default Sum multiplied by the highest closing price of the Company’s common stock during the period that such Auctus Note has been in default. We are required to pay Auctus a penalty of $2,000 per day that we fail to deliver any shares due after the applicable deadlines provided for in the Auctus Note.

GEL Notes

On October 14, 2013, Talon entered into a debt purchase agreement with GEL Properties, LLC (“GEL”), pursuant to which it sold the rights to the Talon Loan to GEL.  The Company and GEL subsequently entered into an amended and restated form of note which replaced and superseded the note evidencing the Talon Loan (the “Replacement GEL Note”).  The Replacement GEL Note, which has a face value of $115,000, accrues interest at the rate of 6% per annum (24% upon an event of default) and is due and payable on September 20, 2014.   The Replacement GEL Note is convertible into shares of the Company’s common stock at a 40% discount to the average of the lowest closing bid prices of the Company’s common stock on the five trading days (the “Market Price”) prior to the date a notice of conversion is provided to the Company by GEL.  In the event the Company experiences a DTC “chill”, the conversion price is equal to a 45% discount to the Market Price during the period which the “chill” continues.  The Company has the right to repay the Replacement GEL Note in full at any time provided the Company pays a prepayment penalty equal to 50% in addition to the total outstanding amount of principal and interest then owed on the note. GEL has agreed to restrict its ability to convert the Replacement GEL Note and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of our common stock, subject to its ability to waive such requirement with 61 days’ notice.  We are required to pay GEL a penalty of $250 per day beginning on the fourth day we fail to deliver any shares due and $500 per day beginning on the 10th day we fail to deliver any shares due.

Also on October 14, 2013, GEL loaned us $50,000 pursuant to a new convertible note, which had substantially similar terms as the Replacement GEL Note, described above (collectively with the Replacement GEL Note, the “GEL Notes”).  The Company paid $5,000 in fees to GEL in connection with the $50,000 note funding.

Sale of Units

From October 4, 2013 to November 7, 2013, the Company sold an aggregate of 12,311,184 units, which are each comprised of (a) one (1) share of common stock; and (b) one (1) warrant to purchase one (1) share of common stock (the “Units”).  The Units were purchased for between $0.00208 to $0.00556 per Unit representing a 33% discount to the trading price of the Company’s common stock on the applicable purchase date.  The warrants have an exercise price equal to the price of the applicable Unit and expire three years after the grant date. The shares have not been issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this filing. The brother and wife of our director, Maurizio Cochi, purchased 2,407,319 and 539,472 Units, respectively, in the offering.

Need For Additional Capital

The Company has experienced losses from operations since inception that raise substantial doubt as to its ability to continue as a going concern.  The Company will need to raise additional funding to complete the Plan of Operations set forth above and repay the notes described above.  The Company has budgeted the need for approximately $40,000 to pay its costs and expenses associated with the filing requirements with the Securities and Exchange Commission, which funding may not be available on favorable terms, if at all and approximately $70,000 of additional funding to complete the plan of operations for the next 12 months set forth above under “Plan of Operations for the Next 12 Months”.  Additionally, the Convertible Notes described above are all currently past due and the Company does not anticipate having sufficient cash on hand to repay the Promissory Notes (defined above) when they become due (provided that certain of the notes are already past due) and the Asher Note, Auctus Note and GEL Notes when they become due (provided that certain of the Convertible Notes and Promissory Notes are past due). The Company’s operations do not currently produce sufficient operating cash to support the Company’s operations and allow for the repayment of the Company’s outstanding liabilities without additional funding. If the Company is unable to raise adequate working capital it will be restricted in the implementation of its business plan, may be forced to cease filing reports with the SEC and may be forced to seek bankruptcy protection.

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has experienced losses from operations and has negative working capital as of September 30, 2013.  These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

Moving forward, we plan to seek out additional debt and/or equity financing (similar to the Convertible Notes, Promissory Notes, Asher Note, Auctus Note, and GEL Notes) to pay costs and expenses associated with our filing requirements with the Securities and Exchange Commission, repay our outstanding liabilities and to affect our plan of operations,  however, we do not currently have any specific plans to raise such additional financing at this time.  The sale of additional securities, if undertaken by the Company and if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the Commission on April 16, 2013, other than as set forth below, and investors are encouraged to read and review the risk factors included in the Annual Report on Form 10-K prior to making an investment in the Company.

The issuance of common stock upon conversion of our outstanding convertible notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Convertible Notes, the Promissory Notes (upon default thereof, provided that certain notes are currently past due), Asher Note, Auctus Note, and GEL Notes (collectively, the “Convertible Securities”), described in greater detail above, will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Convertible Securities may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Notes. Although certain of the Convertible Securities may not be converted if such conversion would cause the holder thereof to own more than 4.99% or 9.99%, as applicable, of our outstanding common stock, this restriction does not prevent the holders of the Convertible Securities from converting some of their holdings, selling those shares, and then converting the rest of their holdings, while still staying below the 4.99%/9.99% limit. In this way, the holders of the Convertible Securities could sell more than this limit while never actually holding more shares than this limit allows. If the holders of the Convertible Securities choose to do this, it will cause substantial dilution to the then holders of our common stock.

The continuously adjustable conversion price feature of the Asher Note, Auctus Note, and GEL Notes, and the Promissory Notes, upon default thereof, could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Asher Note, Auctus Note, and GEL Notes, and the Promissory Notes, upon default thereof (collectively, the “Continuously Adjustable Notes”). The Continuously Adjustable Notes are convertible into shares of common stock at a conversion prices from between 58% and 70% of the applicable market value of our common stock (as described in greater detail and as calculated as provided above). As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holders of the Continuously Adjustable Notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective August 22, 2013, Armitage SA, loaned the Company $40,000, which will bear interest at the rate of 8% per annum and will mature on August 22, 2014. The Company is currently in the process of memorializing this loan through the entry into a formal promissory note with the holder, but has not received a signed copy of such promissory note from the holder as of the date of this filing.  Effective September 7, 2013, Armitage SA, loaned the Company $10,000, which will bear interest at the rate of 8% per annum and will mature on September 7, 2014. The Company is currently in the process of memorializing this loan through the entry into a formal promissory note with the holder, but has not received a signed copy of such promissory note from the holder as of the date of this filing.  Upon an event of default (as described in the notes) of the promissory notes described above, the holder thereof has the option of converting the unpaid principal and interest owed under the note into shares of the Company’s common stock at a conversion price equal to 70% of the volume weighted average of the closing prices of the Company’s common stock on the Over-The-Counter Bulletin Board or Pink Sheets trading market or on the principal securities exchange or other securities market on which the Company’s common stock is then being traded, for the ten prior trading days. The Armitage notes are as described in greater detail above under “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Promissory Notes”.

In October 2013, the Company entered into a Securities Purchase Agreement and sold the $37,500 Convertible Asher Note (as described in greater detail above under “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Recent Financing Transactions” – “Asher Note”) to Asher.

In October 2013, the Company entered into a Securities Purchase Agreement and sold the $37,750 Convertible Auctus Note (as described in greater detail above under “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Recent Financing Transactions” – “Auctus Note”) to Auctus.

On October 14, 2013, the Company and GEL entered into an amended and restated form of note which replaced and superseded the note evidencing the Talon Loan in the amount of $115,000, which note is convertible into shares of the Company’s common stock. Also on October 14, 2013, GEL loaned us $50,000 pursuant to a new convertible note, which had substantially similar terms as the Replacement GEL Note.  The GEL Notes are as described in greater detail above under “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Recent Financing Transactions” – “GEL Notes”.

The issuances described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients (a) were “accredited investors;” (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act of 1933; and/or (c) were non-U.S. persons.

From October 4, 2013 to November 7, 2013, the Company sold an aggregate of 12,311,184 Units, which are each comprised of (a) one (1) share of common stock; and (b) one (1) warrant to purchase one (1) share of common stock.  The Units were purchased for between $0.00208 to $0.00556 per Unit representing a 33% discount to the trading price of the Company’s common stock on the applicable purchase date.  The warrants have an exercise price equal to the price of the applicable Unit and expire three years after the grant date. The shares have not been issued as of the date of this filing and have not been included in the number of issued and outstanding shares disclosed throughout this filing. The brother and wife of our director, Maurizio Cochi, purchased 2,407,319 and 539,472 Units, respectively, in the offering.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales since the sales were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As described above under “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Convertible Promissory Note” and “Promissory Notes”, the Company is currently in default in connection with the repayment of an aggregate of $150,000 of Convertible Notes (and interest thereon) which notes were issued to various holders from 2010 to 2012 and $75,000 of outstanding Promissory Notes.  While the Company is currently in default in connection with the repayment of such notes pursuant to their terms, no holder has made any demand for repayment or formally declared the Company in default of such notes to date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information set forth above under (a) “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Corporate History” – “Change in Control Transactions”; (b) “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Liquidity and Capital Resources” – “Recent Financing Transactions”; and (c) “Part II - Other Information” – “Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds”, are incorporated by reference in their entirety into Item 5. Other Information.

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

ECO-TEK GROUP, INC.

DATED: November 19, 2013	By: /s/ Stephen W. Tunks
Stephen W. Tunks
President (Principal Executive Officer)
and Chief Financial Officer (Principal Financial Officer/Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(5)	Certificate of Change Pursuant to NRS 78.209

3.3(7)	Series A Preferred Stock Designation

3.4(13)	Certificate of Amendment to Articles of Incorporation (November 16, 2012) – Changing Name to “Eco-Tek Group, Inc.”

3.5(1)	Bylaws

10.1(2)	Convertible Promissory Note with Morgarlan Limited

10.2(2)	Convertible Promissory Note with Little Bay Consulting SA

10.3(3)	Amended and Restated Convertible Promissory Note with Morgarlan Limited

10.4(3)	Amended and Restated Convertible Promissory Note with Little Bay Consulting SA

10.5(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective October 26, 2010)

10.6(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective November 4, 2010)

10.7(3)	Convertible Promissory Note with Cornerstone Global Investments (Effective January 31, 2011)

10.8(3)	Convertible Promissory Note with Gordon Douglas King and Jay Louise King (Effective February 2, 2011)

10.9(3)	Convertible Promissory Note with Translink Communications (Effective February 3, 2011)

10.10(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective April 19, 2011)

10.11(4)	Convertible Promissory Note with MIH Holdings Ltd. (Effective May 25, 2011)

10.12(4)	Convertible Promissory Note with Cornerstone Global Investments (Effective June 3, 2011)

10.13(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective October 27, 2011)

10.14(6)	Convertible Promissory Note With Little Bay Consulting SA (Effective November 4, 2011)

10.15(6)	Convertible Promissory Note With MIH Holdings Ltd. (Effective December 22, 2011)

10.16(7)	Stock Purchase Agreement (April 2012)

10.17(8)	$5,000 Convertible Promissory Note with Little Bay Consulting SA (effective February 3, 2012)

10.18(8)	$5,000 Convertible Promissory Note with MIH Holdings Ltd. (effective February 17, 2012)

10.19(8)	$10,000 Convertible Promissory Note with MIH Holdings Ltd. (effective March 6, 2012)

10.20(8)	$115,000 Amended and Restated Convertible Promissory Note with Talon International Corp. (effective April 20, 2012)

10.21(8)	Amendment to Convertible Promissory Note with Cornerstone Global Investments

10.22(8)	Amendment to Convertible Promissory Note with Little Bay Consulting SA

10.23(8)	Amendment to Convertible Promissory Note with MIH Holdings Ltd.

10.24(9)	Amended and Restated Stock Purchase Agreement (June 2012)

10.25(9)	Cancellation of Shares Agreement

10.26(9)	Share Exchange Agreement – Eco-Tek Group Inc., the Company and the Eco-Tek Shareholders

10.27(9)	Form of Distribution Agreement

10.28(9)	$30,000 Convertible Promissory Note with Little Bay Consulting SA (effective June 26, 2012)

10.29(9)	Exclusive Distribution Letter Agreement Regarding Oil Cleaner and Filter

10.30(10)	Commercial Lease Agreement for 15-65 Woodstream Blvd, Woodbridge, Ontario, Canada L4L 7X6

10.31(10)	Technology co-operation Agreement

10.32(11)	Amended and Restated Technology co-operation Agreement

10.33(11)	Non-Disclosure Agreement with Kleen Flow Tumbler

10.34(12)	Promissory Note With Fayt Investments Ltd. (August 2012)($50,000)

10.35(12)	Promissory Note With Little Bay Consulting SA (September 2012)($25,000)

10.36(12)	First Amendment to Technology co-operation Agreement

10.37(12)	Amendment to Convertible Promissory Note With Translink Communications

10.38(13)	First Amendment to Technology Co-Operation Agreement (November 12, 2012)

10.39(13)	Debt Conversion Agreement with Ira Morris

10.40(13)	Promissory Note with Little Bay Consulting SA (December 2012) ($59,934.61)

10.41(13)	Promissory Note with Little Bay Consulting SA (February 2013) ($29,957.00)

10.42*	Voting Agreement (September 11, 2013) - Stephen W. Tunks, Luciana D’Alessandris, Jim Vogiatzis, Michael Zitser and Sergey Kartsev

10.43*	Securities Purchase Agreement (October 11, 2013) – Asher Enterprises, Inc.

10.44*	Convertible Promissory Note (Asher Enterprises, Inc. ($37,500 – October 11, 2013)

10.45*	Securities Purchase Agreement (October 21, 2013) – Auctus Private Equity Fund, LLC

10.46*	Convertible Promissory Note (Auctus Private Equity Fund, LLC ($37,750 – October 16, 2013)

10.47*	6% Convertible Redeemable Note – GEL Properties, LLC ($115,000)

10.48*	6% Convertible Redeemable Note – GEL Properties, LLC ($50,000)

31*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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